Form 10-Q
period 1996-06-30
INTERACTIVE GROUP INC
filed 1996-08-14
CIK 943354

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark one)

[x] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1996

OR

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________.

                         Commission File Number: 0-26026

                             INTERACTIVE GROUP, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                            95-2925769
(State or other jurisdiction of                               (IRS Employer
 incorporation or organization)                           Identification Number)

5095 MURPHY CANYON ROAD, SAN DIEGO, CA                            92123
(Address of principal executive offices)                        (Zip Code)

       Registrant's telephone number, including area code: (619) 560-8525

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. (1) Yes X No     (2) Yes X No
                                          ---  ---         ---  ---

The number of shares outstanding of the Registrant's Common Stock, $.001 par value, as of August 13, 1996 was 4,441,175.

INTERACTIVE GROUP, INC.

INDEX                                                                                                   PAGE NO.

PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         Condensed Consolidated Balance Sheets at June 30, 1996 and December 31, 1995.................     3

         Condensed Consolidated Statements of Operations for the three and six months ended June 30,
           1996 and 1995..............................................................................     4

         Condensed Consolidated Statements of Cash Flows for the six months ended
            June 30, 1996 and 1995....................................................................     5

         Notes to  Condensed Consolidated Financial Statements........................................     6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS..................................................................... 6- 11

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS............................................................................    11

ITEM 2.  CHANGES IN SECURITIES........................................................................    11

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES..............................................................    11

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........................................    11

ITEM 5.  OTHER INFORMATION............................................................................    12

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.............................................................    12

SIGNATURES............................................................................................    13

                        PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             INTERACTIVE GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                         JUNE 30,    DECEMBER 31,
                                                                           1996         1995
                                                                         --------      -------
                                                                       (UNAUDITED)    (Audited)
ASSETS
Current assets:
  Cash and cash equivalents                                              $  3,575      $ 4,467
  Accounts receivable, net                                                 14,847       12,977
  Deferred income taxes                                                       333          333
  Prepaid expenses and other current assets                                 1,288        1,114
                                                                         --------      -------
     Total current assets                                                  20,043       18,891
  Property and equipment, net                                               2,796        2,330
  Intangible assets, net                                                    2,134        2,040
  Deferred income taxes                                                     1,173        1,173
  Deposits and other assets                                                   465          329
                                                                         --------      -------
     TOTAL ASSETS                                                        $ 26,611      $24,763
                                                                         ========      =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                       $  5,302      $ 5,188
  Accrued expenses                                                          6,045        3,972
  Current portion of obligations under capital leases                         248          404
  Short-term borrowings and current portion of long-term obligations          956        1,099
  Deferred revenue and customer deposits                                    2,854        3,647
                                                                         --------      -------
     Total current liabilities                                             15,405       14,310
Obligations under capital leases, less current portion                        113          171
Long-term obligations, less current portion                                 1,700        1,934

Stockholders' equity:
  Preferred stock, $.001 par value:
     Authorized shares - 5,000,000
     None issued and outstanding                                               --           --
  Common stock, $.001 par value:
     Authorized shares - 30,000,000
     Issued and outstanding shares - 4,441,175                                  4            4
  Additional paid-in capital                                                6,784        6,461
  Retained earnings                                                         2,761        1,866
  Cumulative foreign currency translation adjustments                        (156)          17
                                                                         --------      -------
     Total stockholders' equity                                             9,393        8,348
                                                                         --------      -------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 26,611      $24,763
                                                                         ========      =======

     See accompanying notes to condensed consolidated financial statements.

                             INTERACTIVE GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                        THREE MONTHS ENDED JUNE 30, SIX MONTHS ENDED JUNE 30,
                                            --------------------     ----------------------
                                              1996         1995        1996          1995
                                            --------      ------     --------      --------
REVENUES                                    $ 13,761      $7,794     $ 27,592      $ 15,323
COST OF REVENUES                               6,899       3,718       13,935         7,385
                                            --------      ------     --------      --------
    Gross margin                               6,862       4,076       13,657         7,938

OPERATING EXPENSES:
    Research and development                   1,117         355        2,053           647
    Selling, general and administrative        4,951       3,175       10,027         6,352
    Compensation expense associated
       with employee stock bonus                  --          --           --           871
                                            --------      ------     --------      --------
         Total                                 6,068       3,530       12,080         7,870

INCOME FROM OPERATIONS                           794         546        1,577            68
Other income (expense), net                      (39)          5          (72)          (19)
                                            --------      ------     --------      --------
INCOME BEFORE INCOME TAXES                       755         551        1,505            49

Provision for income taxes                       302         179          610            19
                                            --------      ------     --------      --------
NET INCOME                                  $    453      $  372     $    895      $     30
                                            ========      ======     ========      ========
EARNINGS PER SHARE                          $   0.10      $ 0.09     $   0.20      $   0.01
                                            ========      ======     ========      ========
WEIGHTED AVERAGE SHARES OUTSTANDING            4,427       4,005        4,430         3,866
                                            ========      ======     ========      ========

     See accompanying notes to condensed consolidated financial statements.

                             INTERACTIVE GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                 SIX MONTHS ENDED JUNE 30,
                                                                                   --------------------
                                                                                    1996          1995
                                                                                   -------      -------
OPERATING ACTIVITIES:
     Net income                                                                    $   895      $    30
     Adjustments to reconcile net income to cash provided by
          (used in) operating activities:
            Depreciation and amortization                                              649          227
            Compensation relating to the granting of options
               and stock bonus                                                          43          871
            Deferred income taxes                                                       --         (194)
            Changes in operating assets and liabilities:
               Accounts receivable                                                  (1,870)        (118)
               Prepaid expenses and other assets                                      (310)        (333)
               Accounts payable                                                        114         (920)
               Accrued expenses                                                      2,073          507
               Deferred revenue and customer deposits                                 (793)         127
                                                                                   -------      -------
                     Net cash provided by (used in) operating activities               801          197

INVESTING ACTIVITIES:
     Acquisition of business                                                          (264)          --
     Purchase of property and equipment                                               (958)        (328)
                                                                                   -------      -------
                     Net cash used in investing activities                          (1,222)        (328)

FINANCING ACTIVITIES:
     Net short-term borrowings (payments)                                             (340)         (86)
     Borrowings (payments) on long-term obligations                                   (184)        (519)
     Increases in long-term obligations                                                164
     Net proceeds from issuance of common stock                                        279        6,176
     Repurchase of common stock                                                         --         (400)
     Principal payments on capital leases                                             (213)         (58)
                                                                                   -------      -------
                     Net cash provided by (used in) financing activities              (294)       5,113

EFFECT OF EXCHANGE RATE                                                               (177)          (4)
                                                                                   -------      -------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                             (892)       4,978
CASH AT BEGINNING OF PERIOD                                                          4,467        1,721
                                                                                   -------      -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $ 3,575      $ 6,699
                                                                                   =======      =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period:
     Interest                                                                      $   138      $    44
                                                                                   =======      =======
     Income taxes                                                                  $    43      $    76
                                                                                   =======      =======
Non-cash transaction:
     Long-term obligation associated with business acquisitions                    $   193      $    --
                                                                                   =======      =======

     See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Interactive Group, Inc. (hereinafter referred to as the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the financial position and operating results for the interim periods presented have been included. Operating results for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto for the year ended December 31, 1995 included in the Company's annual report on Form 10-K. All intercompany accounts and transactions have been eliminated in consolidation.

On December 31, 1995, the Company acquired all of the outstanding common shares of Just-In-Time Enterprise Systems, Inc. ("JIT") in a combination accounted for as a purchase. Accordingly, the condensed consolidated balance sheets at June 30, 1996 and December 31, 1995 reflect the combination of JIT's balance sheet with that of the Company's. The condensed consolidated statements of operations include the results of operations of JIT for the three and six months ended June 30, 1996, but do not include the results of operations of JIT for the periods presented in 1995 since the acquisition took place on December 31, 1995.

2.       Cash equivalents

Cash equivalents consist of highly liquid investments with original maturities of 90 days or less.

3.       Earnings per share

Earnings per common share is computed using the weighted average number of shares of common stock and common stock equivalents outstanding during all periods presented as adjusted for the effects of certain rules of the Securities and Exchange Commission for the periods prior to the initial public offering.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q for the three and six months ended June 30, 1996 contains forward-looking statements that involve risks and uncertainties. The Company's actual future results could differ materially from those statements. Factors that could cause or contribute to such differences include, but are not limited to, the potential for significant fluctuations in the Company's quarterly results, management of growth, and timing and amounts of future revenues and risks associated with the integration of the operations and product offerings of JIT into the Company's operations and product offerings, as well as the other factors discussed elsewhere in this quarterly report on Form 10-Q and in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

OVERVIEW

The Company develops, markets, implements and supports integrated business information systems that enable discrete manufacturers to manage their enterprise-wide information requirements. The Company primarily sells and implements its business information systems directly. Since 1992, the Company has expanded its sales, implementation, and customer service capabilities through the addition of offices as well as the establishment of centralized customer service centers in both the United States and United Kingdom. Substantially all of the Company's revenues are generated from the sale of its systems, which usually consist of proprietary and third-party software licenses, implementation and software support services, third-party hardware and maintenance contracts. The Company's proprietary software licenses are sold on a packaged or individual module basis, and the license fee is determined in part by the number of modules and concurrent system users. Implementation and software support services are furnished on a daily or hourly basis and billed monthly as incurred. Maintenance fees are based on a percentage of software license fees.

Revenues from software licenses are recognized upon delivery, provided that no significant obligations of the Company remain and collection of the related receivable is deemed probable. Software support services revenues are recognized in the period in which the services are performed. Revenues from hardware sales are recognized upon shipment of the product. Revenues from software maintenance contracts are recognized ratably over the period of the contract. Revenues from turnkey systems, which include both hardware and software, are recognized upon delivery of the software and related hardware that is considered essential to the functionality of the system, provided that no significant obligations remain and collection of the related receivable is deemed probable.

The Company derives a significant portion of its revenues from its international business, which is subject to various risks common to international activities, including currency fluctuations. Revenues and expenses of the Company's international operations are translated at the average exchange rate in effect during the period. Translation adjustments are reported as a separate component of stockholders' equity.

The Company plans to expand its business through expansion of its distribution network in the United States and internationally with the objective of increasing total revenues and profits. There can be no assurance, however, that the efforts and funds directed to expansion of the Company's distribution network will result in revenue and profit growth. Any future growth of the Company will also depend on, among other things, the Company's ability to gain market acceptance for its products in new geographic areas and to monitor and control the additional costs and expenses associated with expansion and new product development. There can be no assurance that the Company will be able to successfully manage these aspects of its business. The success of the Company's expansion in continental Europe and other international markets will depend largely upon the success of Company's proposed "affiliates", or business partner program. This program is, in turn, dependent upon the successful identification and recruitment of appropriate international partners, the Company's success in instilling a service-driven culture in these foreign organizations that the Company does not own or control, and the development of adequate resources within each affiliate to successfully sell and implement the Company's business information systems on a turnkey basis. No assurance can be given that the Company will be able to meet these challenges or successfully implement its proposed international business partner program.

On December 31, 1995, the Company acquired all of the outstanding shares of JIT, which, prior to the acquisition, developed and marketed the Company's JIT Enterprise System application software product. The acquisition of JIT was accounted for as a purchase, and accordingly, the results of operations for JIT are not included in the Company's results of operations for the three and six months ended June 30, 1995. Interactive and JIT differ in certain respects, and the Company anticipates that the integration of JIT will continue to divert some of its management resources for an indefinite period of time. There can be no assurance that difficulties will not arise in integrating the operations of JIT. Moreover, there can be no assurance that the Company will realize any product enhancements or increased revenues as a result of the acquisition of JIT. The success of the acquisition of JIT will depend, in large part, on the ability of the Company to retain the customers and employees of JIT, and to continue to develop and release product enhancements and new product releases of the JIT product. There can be no assurance that the Company will be successful in this regard. The failure to accomplish any of the goals of the acquisition, or the failure to successfully integrate the operations of JIT, could have a material adverse effect on the Company's future operating results.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995

Revenues- Total revenues increased 77% to $13.8 million for the three months ended June 30, 1996 compared to $7.8 million for the same period in 1995. The increase was primarily attributable to increases in revenues from software licenses and software support services, which were primarily due to increases in system sales and system upgrades to new and existing customers. The Company attributes such increases to increased marketing efforts, the expansion of offices, increases in sales, presales, and billable personnel and revenues associated with the acquisition of JIT. International revenues made up 30% and 38% of the Company's total revenues for the second quarter of 1996 and 1995, respectively.

Cost of Revenues- Total cost of revenues increased 86% to $6.9 million for the three months ended June 30, 1996 compared to $3.7 million for the same period in 1995. The increase was primarily attributable to increases in the cost of software products included in the Company's systems and increases in personnel costs, travel and materials, and royalty costs to support the growth in revenues from software licenses, software support services, and maintenance contracts.

Gross Margin- Gross margin increased by 68% to $6.9 million for the three months ended June 30, 1996 from $4.1 million for the same period in 1995. As a percentage of total revenues, gross margin decreased to 50% for the three months ended June 30, 1996 from 52% for the same period in 1995, mainly as a result of a decrease in gross margin on software support services and maintenance contracts. Gross margins for software licenses increased slightly to 77% for the three months ended June 30, 1996 from 75% for the same period in 1995. Gross margins for software support services decreased to 28% for the three months ended June 30, 1996 from 42% for the same period in 1995. The Company attributes this decrease to higher personnel and contractor costs associated with JIT, increases in other costs associated with providing implementation, programming, education and training services, and lower utilization of billable personnel due to training required on the Company's new software release. Hardware margins increased slightly to 28% for the three months ended June 30, 1996 from 26% for the same period in 1995. Gross margins for maintenance contracts decreased to 57% for the three months ended June 30, 1996 from 65% for the same period in 1995 due mainly to increases in customer support personnel, third party royalty costs, and contractor costs associated with JIT's maintenance contracts revenue.

Research and Development Expenses- Research and development expenses, which consist largely of software development costs, increased 215% to $1.1 million for the three months ended June 30, 1996 compared to $355,000 for the same period in 1995, primarily as a result of the incremental addition of JIT's research and development personnel and costs to the Company's existing research and development organization, as well as contractor costs associated with JIT's research and development expenditures. As a percentage of total revenues, research and development expenses increased to 8% for the three months ended June 30, 1996 compared to 5% for the same period in 1995, due primarily to the expansion of the Company's software development resources as a result of the JIT acquisition.

Selling, General and Administrative Expenses- Selling, general and administrative expenses increased 56% to $5.0 million for the three months ended June 30, 1996 from $3.2 million for the same period in 1995. As a percentage of total revenues, selling, general and administrative expenses decreased to 36% compared to 41% for the same period in 1995. The increase in absolute dollars in selling, general and administrative expenses is due primarily to the addition of offices, increases in sales and administrative personnel, higher sales commissions, and increased travel and administrative costs to support the acquisition of JIT and growth of the Company. The Company anticipates that these costs will continue to increase in absolute dollars in future periods to support the Company's growth.

Provision for Income Taxes- The Company's effective tax rate increased to 40% for the three months ended June 30, 1996 from 32% for the same period in 1995. The lower tax rate for the three months ended June 30, 1995 resulted primarily from the utilization of research and development tax credits and net operating loss carryforwards. The Company anticipates that its effective tax rate will approximate federal and state statutory rates in future periods.

FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995

Revenues - Total revenues increased 80% to $27.6 million for the six months ended June 30, 1996 compared to $15.3 million for the same period in 1995. The increase resulted primarily from increases in revenues from software licenses and software support services, as well as increases in hardware and maintenance contracts. The Company attributes these increases to the recognition of backlog carried forward from the quarter ended December 31, 1995, software support service and maintenance contract revenues generated by JIT, continuing sales and marketing efforts, and increases in sales, presales, and billable personnel. International revenues made up 29% and 37% of the Company's total revenues for the six months ended June 30, 1996 and 1995, respectively. The decrease in the percentage of international revenues for the six months ended June 30, 1996 is due largely to the backlog recognized in the first quarter of 1996 being comprised of domestic revenues only, as well as JIT revenues included in the six months ended June 30, 1996 having a lower proportion of international revenues.

Cost of Revenues - Total cost of revenues increased 89% to $13.9 million for the six months ended June 30, 1996 compared to $7.4 million for the same period in 1995. The increase was primarily attributable to increases in the cost of software support services and maintenance contracts, consisting of personnel and contractor costs associated with the operations of JIT, as well as travel and other costs associated with providing implementation, programming, and customer support services to support the increase in revenues from software support services and maintenance contracts.

Gross Margin - Gross margin increased by 72% to $13.7 million for the six months ended June 30, 1996 from $7.9 million for the same period in 1995. As a percentage of total revenues, gross margin decreased to 49% for the six months ended June 30, 1996 from 52% for the same period in 1995, mainly as a result of a decrease in gross margin on software support services and maintenance contracts. Gross margins for software license revenue increased to 79% for the six months ended June 30, 1996 from 75% for the same period in 1995 due primarily to price increases, an increase in proprietary software license revenue as a percentage of product mix and a reduction in the cost of royalties paid to third party software vendors. Gross margins for software support services decreased to 30% for the six months ended June 30, 1996 from 43% for the same period in 1995. The Company attributes the decrease to higher personnel and contractor costs associated with JIT, increases in other costs associated with providing implementation, programming, education and training services, and lower utilization of billable personnel due to training required on the Company's new software release. Hardware margins remained the same at 26% for the six months ended June 30, 1996, compared to the same period in 1995. Gross margins for maintenance contracts decreased to 56% for the six months ended June 30, 1996 from 63% for the same period in 1995 due mainly to increases in customer support personnel, third party royalty costs, and contractor costs associated with JIT's maintenance contracts revenue.

Research and Development Expenses - Research and development expenses, which consist largely of software development costs, increased 217% to $2.1 million for the six months ended June 30, 1996 compared to $647,000 for the same period in 1995, primarily as a result of the incremental addition of JIT's research and development personnel and costs to the Company's existing research and development organization, as well as contractor costs associated with JIT's research and development expenditures. As a percentage of total revenues, research and development expenses increased to 7% for the six months ended June 30, 1996 compared to 4% for the same period in 1995, due primarily to the expansion of the Company's software development resources as a result of the JIT acquisition.

Selling, General and Administrative Expenses - Selling, general and administrative expenses increased 58% to $10.0 million for the six months ended June 30, 1996 from $6.4 million for the same period in 1995. As a percentage of total revenues, selling, general and administrative expenses decreased to 36% for the six months ended June 30, 1996 compared to 41% for the same period in 1995. The increase in absolute dollars in selling, general and administrative expenses is due primarily to the addition of offices, increased marketing expenses, increases in sales and administrative personnel, higher sales commissions, and increased travel and administrative costs to support the acquisition of JIT and the growth of the Company. The Company anticipates that these costs will continue to increase in absolute dollars in future periods to support the growth in the Company's operations.

Compensation Expense Associated with Employee Stock Bonus - For the six months ended June 30, 1995, the Company recorded a non-recurring compensation expense of $871,000 in connection with the grant of a stock bonus and a related cash bonus to an officer of the Company.

Provision for Income Taxes - The Company's effective tax rate increased slightly to 41% for the six months ended June 30, 1996 compared to 39% for the same period in 1995.

QUARTERLY RESULTS; SEASONALITY

The Company has experienced and expects to continue to experience significant fluctuations in its quarterly results. Such fluctuations may be caused by many factors, including, but not limited to: the size and timing of individual orders; seasonality of revenues; lengthy sales cycles; delays in introduction of products or product enhancements by the Company or other providers of hardware, software and components for the Company's systems; competition and pricing in the software industry; market acceptance of new products; reduction in demand for existing products and shortening of product life cycles as a result of new product introductions by competitors; foreign currency exchange rates; mix of products sold; customer order deferrals in anticipation of new products; changes in customer budgets; changes in Company strategy; personnel changes; changes in operating expenses; conditions or events in the manufacturing industry; and general economic conditions.

The Company does not typically maintain a significant backlog, therefore revenue recognized for each quarter depends substantially on orders received and delivered in that quarter. However, during the quarter ended December 31, 1995, the Company experienced an unusually high backlog which was carried over into the quarter ended March 31, 1996 and recognized as revenue. As a result of the relatively high revenue amount per order and relatively low unit volume, any lost or delayed sales will have a disproportionately greater effect on the Company's revenues and quarterly results relative to companies that have higher unit sales volumes and less revenue associated with each sale. The Company's sales cycles are typically six to twelve months from the time initial sales contact is made with a qualified prospect, making the timing of the Company's revenues from license fees and hardware difficult to predict and the Company's quarterly results difficult to forecast. The Company's expense levels are based in part on its forecasts of future revenues. Accordingly, since the majority of the Company's expenses are fixed in nature, the Company would not be able to quickly curtail expenses in response to a decline in revenues, and operating results for a given quarter could be adversely affected. As a result, revenues for any quarter are subject to significant variation and the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Fluctuations in quarterly operating results may also result in volatility in the price of the Company's common stock.

The Company's revenues have typically varied from quarter to quarter, with the largest portion of revenues typically recognized in the fourth quarter of each year. In addition, first quarter revenues in any year are typically lower than revenues in the immediately preceding fourth quarter. However, for the three months ended March 31, 1996 the Company's revenues were higher than the fourth quarter of 1995 due to the carryforward of a significant backlog from 1995 and revenues resulting from the acquisition of JIT. The Company's revenues have typically occurred to a greater degree in the third month of each fiscal quarter, and tend to be concentrated in the latter half of such third month. As a result, the Company's quarterly results are difficult to predict, and delays in hardware delivery or contract signings near the end of a quarter could cause quarterly revenues and, to a greater degree net income, to be significantly less than anticipated. The procurement process of the Company's customers is long and involves competing capital budget decisions. As a result of such budgeting and buying patterns, the Company's prospective customers are typically more likely to order the Company's products near the end of each year.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1996, the Company had cash and cash equivalents totaling $3.6 million and working capital of $4.6 million, compared to cash and cash equivalents of $4.5 million and working capital of $4.6 million as of December 31, 1995. The Company has lines of credit with commercial banks under which it may borrow up to a total of $3.9 million. As of June 30, 1996, $177,000 was outstanding under these lines. The Company currently invests its excess cash in U.S. Government securities and money market accounts.

For the six months ended June 30, 1996, operating activities provided net cash of $801,000, primarily due to net income of $895,000 and an increase in accrued expenses of $2.1 million, offset by an increase of $1.9 million in accounts receivable and a decrease in deferred revenue and customer deposits of $793,000. The Company used net cash of $1.2 million in investing activities for the purchase of property and equipment and for costs associated with the acquisition of JIT, and used net cash of $294,000 in financing activities, primarily for payment on short term borrowings, long term obligations and capital leases.

The Company believes that its existing cash and cash equivalents together with its available lines of credit and cash flow from operations will be sufficient to meet its anticipated working capital requirements for at least the next twelve months.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2.  CHANGES IN SECURITIES

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting Of Stockholders of Interactive Group, Inc. (the "Annual Meeting") was held on May 28, 1996 in San Diego, California.

         PROPOSAL 1. ELECTION OF DIRECTORS

         Each of the candidates listed below were duly elected to the Board of Directors at the Annual Meeting by the tally indicated.

         Candidate               Votes in Favor      Votes Withheld
         ---------               --------------      --------------
         Robert C. Vernon            4178014               9500
         Mark Hellinger              4180514               7000
         Randolph S. Naylor          4180514               7000
         Michael H. Gay              4181514               6000
         Lyndol L. Cook              4179514               8000

         PROPOSAL 2. APPROVAL OF THE 1995 STOCK OPTION PLAN, AS AMENDED

         Votes In Favor             Votes Against             Votes Abstained           Non-Votes
             3235724                     83750                       10050

         PROPOSAL 3. APPROVAL OF THE EMPLOYEE STOCK PURCHASE PLAN

         Votes in Favor             Votes Against             Votes Abstained           Non-Votes
             3248274                     71350                       9900

         PROPOSAL 4. RATIFICATION OF SELECTION OF INDEPENDENT AUDITORS

         Votes in Favor             Votes Against             Votes Abstained
             4178714                     3000                        5800

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
(a)      Exhibits:

         None

(b)      Reports on Form 8-K:
         None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               INTERACTIVE GROUP, INC.

Dated:   August 13, 1996       /s/ Robert C. Vernon
                               ----------------------------
                               ROBERT C. VERNON
                               Chairman of the Board and Chief Executive Officer

Dated:   August 13, 1996       /s/ Michael D. Reynolds
                               ----------------------------
                               MICHAEL D. REYNOLDS
                               Vice President of Finance and Administration and
                               Chief Financial Officer