Form 10-Q
period 1996-09-30
INTERACTIVE GROUP INC
filed 1996-11-14
CIK 943354

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                           ---------------------------

                                    FORM 10-Q

(Mark one)

/x/ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1996

OR

/ /   Transition Report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the transition period from          to         .
                                                          --------    --------

                         Commission File Number: 0-26026



                             INTERACTIVE GROUP, INC.
             (Exact name of registrant as specified in its charter)

          DELAWARE                                               95-2925769
-------------------------------                           ----------------------
(State or other jurisdiction of                                (IRS Employer
 incorporation or organization)                           Identification Number)

 5095 MURPHY CANYON ROAD, SAN DIEGO, CA                            92123
----------------------------------------                           -----
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

The number of shares outstanding of the Registrant's Common Stock, $.001 par value, as of November 12, 1996 was 4,441,175.

INTERACTIVE GROUP, INC.

INDEX

                                                                                                     PAGE NO.
                                                                                                     --------
PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         Condensed Consolidated Balance Sheets (unaudited) at September 30, 1996 and December 31, 1995 ........... 3

         Condensed Consolidated Statements of Operations (unaudited) for the three and nine months ended
                  September 30, 1996 and 1995..................................................................... 4

         Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended
                  September 30, 1996 and 1995..................................................................... 5

         Notes to  Condensed Consolidated Financial Statements.................................................... 6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS............................................................................ 6 - 11


PART II - OTHER INFORMATION
---------------------------

ITEM 1.  LEGAL PROCEEDINGS........................................................................................11

ITEM 2.  CHANGES IN SECURITIES................................................................................... 11

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES......................................................................... 11

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................................................... 11

ITEM 5.  OTHER INFORMATION....................................................................................... 11

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K........................................................................ 11

SIGNATURES....................................................................................................... 12

                         PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            INTERACTIVE GROUP, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                SEPTEMBER 30,           DECEMBER 31,
                                                                                    1996                    1995
                                                                                -------------           ------------
                                                                                 (Unaudited)              (Audited)
ASSETS

Current assets:
  Cash and cash equivalents                                                     $ 3,272                 $ 4,467
  Accounts receivable, net                                                       14,899                  12,977
  Deferred income taxes                                                             333                     333
  Prepaid expenses and other current assets                                       1,221                   1,114
                                                                                -------                 -------
    Total current assets                                                         19,725                  18,891
  Property and equipment, net                                                     2,900                   2,330
  Intangible assets, net                                                          2,228                   2,040
  Deferred income taxes                                                           1,173                   1,173
  Deposits and other assets                                                         451                     329
                                                                                -------                 -------
    TOTAL ASSETS                                                                $26,477                 $24,763
                                                                                =======                 =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                              $ 6,000                 $ 5,188
  Accrued expenses                                                                4,640                   3,972
  Current portion of obligations under capital leases                               172                     404
  Short-term borrowings and current portion of long-term obligations              2,422                   1,099
  Deferred revenue and customer deposits                                          2,202                   3,647
                                                                                -------                 -------
    Total current liabilities                                                    15,436                  14,310
Obligations under capital leases, less current portion                               87                     171
Long-term obligations, less current portion                                       1,686                   1,934

Stockholders' equity:
    Preferred stock, $.001 par value:
      Authorized shares - 5,000,000
      None issued and outstanding                                                     -                       -
    Common stock, $.001 par value:
      Authorized shares - 30,000,000
      Issued and outstanding shares - 4,441,175 and 4,385,216
      shares at September 30, 1996 and December 31, 1995, respectively                4                       4
    Additional capital                                                            6,806                   6,461
    Retained earnings                                                             2,436                   1,866
    Cumulative foreign currency translation adjustments                              22                      17
                                                                                -------                 -------
      Total stockholders' equity                                                  9,268                   8,348
                                                                                -------                 -------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $26,477                 $24,763
                                                                                =======                 =======


     See accompanying notes to condensed consolidated financial statements.

                            INTERACTIVE GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                     THREE MONTHS              NINE MONTHS
                                                  ENDED SEPTEMBER 30,      ENDED SEPTEMBER 30,
                                                  -------------------      -------------------
                                                    1996        1995        1996        1995
                                                   -------     ------       -------     -------
REVENUES                                           $12,869     $7,410       $40,461     $22,734
COST OF REVENUES                                     6,785      3,418        20,720      10,805
                                                   -------     ------       -------     -------
  Gross margin                                       6,084      3,992        19,741      11,929

OPERATING EXPENSES:
  Research and Development                           1,026        485         3,079       1,132
  Selling, general and administrative                5,545      3,266        15,572       9,617
  Compensation expense associated
    with employee stock bonus                           --         --            --         871
                                                   -------     ------       -------     -------
      Total                                          6,571      3,751        18,651      11,620

INCOME (LOSS) FROM OPERATIONS                         (487)       241         1,090         309
Other income (expense), net                            (55)        68          (127)         49
                                                   -------     ------       -------     -------
INCOME (LOSS) BEFORE INCOME TAXES                     (542)       309           963         358

Provision (benefit) for income taxes                  (217)       105           393         124
                                                   -------     ------       -------     -------
NET INCOME (LOSS)                                  $  (325)    $  204       $   570     $   234
                                                   =======     ======       =======     =======

EARNINGS (LOSS) PER SHARE                          $ (0.07)    $ 0.05       $  0.13     $  0.06
                                                   =======     ======       =======     =======

WEIGHTED AVERAGE SHARES OUTSTANDING                  4,441      4,362         4,454       4,005
                                                   =======     ======       =======     =======


     See accompanying notes to condensed consolidated financial statements.

                            INTERACTIVE GROUP, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                        NINE MONTHS ENDED SEPTEMBER 30
                                                                                        ------------------------------
                                                                                          1996                  1995
                                                                                        --------              --------
OPERATING ACTIVITIES:
  Net income                                                                             $   570                $  234
  Adjustments to reconcile net income to cash used in operating activities:
    Depreciation and amortization                                                            950                   365
    Compensation relating to the granting of options and stock bonus                          66                   871
    Deferred income taxes                                                                     --                  (194)
    Changes in operating assets and liabilities:
      Accounts receivable                                                                 (1,922)                 (606)
      Prepaid expenses and other assets                                                     (229)                 (516)
      Accounts Payable                                                                       812                  (894)
      Accrued expenses                                                                       668                  (115)
      Deferred revenue and customer deposits                                              (1,445)                  395
                                                                                         -------                ------
        Net cash used in operating activities                                               (530)                 (460)

INVESTING ACTIVITIES:
  Purchase of property and equipment                                                      (1,278)                 (628)
                                                                                         -------                ------
        Net cash used in investing activities                                             (1,278)                 (628)

FINANCING ACTIVITIES:
  Net short-term borrowings (payments)                                                     1,090                   (94)
  Payments on long-term obligations                                                         (373)                 (519)
  Net proceeds from issuance of common stock                                                 279                 6,176
  Net proceeds from exercise of stock options                                                                       20
  Repurchase of common stock                                                                  --                  (400)
  Principal payments on capital leases                                                      (316)                  (77)
  Other                                                                                      (76)
                                                                                         -------                ------
        Net cash provided by financing activities                                            604                 5,106

EFFECT OF EXCHANGE RATE                                                                        9                   (29)
                                                                                         -------                ------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                      (1,195)                3,989
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                           4,467                 1,721
                                                                                         -------                ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                               $ 3,272                $5,710
                                                                                         =======                ======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period:
  Interest                                                                               $   187                $   --
                                                                                         =======                ======
  Income taxes                                                                           $   143                $   --
                                                                                         =======                ======
Non-cash transaction:
  Long-term obligation associated with business acquisitions                             $   366                $   --
                                                                                         =======                ======


     See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.       Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Interactive Group, Inc. (hereinafter referred to as the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the financial position and operating results for the interim periods presented have been included. Operating results for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto for the year ended December 31, 1995 included in the Company's Annual Report on Form 10-K. All intercompany accounts and transactions have been eliminated in consolidation.

On December 31, 1995, the Company acquired all of the outstanding common shares of Just-In-Time Enterprise Systems, Inc. ("JIT") in a combination accounted for as a purchase. Accordingly, the condensed consolidated balance sheets at September 30, 1996 and December 31, 1995 reflect the combination of JIT's balance sheet with that of the Company's. The condensed consolidated statements of operations include the results of operations of JIT for the three and nine months ended September 30, 1996, but do not include the results of operations of JIT for the periods presented in 1995 since the acquisition took place on December 31, 1995.


2.       Cash equivalents

Cash equivalents consist of highly liquid investments with original maturities of 90 days or less.


3.       Earnings (Loss) per share

Earnings (Loss) per common share is computed using the weighted average number of shares of common stock and the dilutive effect, if any, of common stock equivalents outstanding during all periods presented as adjusted for the effects of certain rules of the Securities and Exchange Commission for the periods prior to the initial public offering.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q for the three and nine months ended September 30, 1996 contains forward-looking statements that involve risks and uncertainties. The Company's actual future results could differ materially from those statements. Factors that could cause or contribute to such differences include, but are not limited to, the potential for significant fluctuations in the Company's quarterly results, management of growth, and timing and amounts of future revenues and risks associated with the integration of the operations and product offerings of JIT into the Company's operations and product offerings, as well as the other factors discussed elsewhere in this quarterly report on Form 10-Q and in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

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

The Company plans to expand its business through expansion of its distribution network in the United States and internationally with the objective of increasing total revenues and profits. There can be no assurance, however, that the efforts and funds directed to expansion of the Company's distribution network will result in revenue and profit growth. Any future growth of the Company will also depend on, among other things, the Company's ability to gain market acceptance for its products in new geographic areas and to monitor and control the additional costs and expenses associated with expansion and new product development. There can be no assurance that the Company will be able to successfully manage these aspects of its business. The success of the Company's expansion in continental Europe and other international markets will depend largely upon the success of Company's "affiliates", or business partner program. This program is, in turn, dependent upon the successful identification and recruitment of appropriate international partners, the Company's success in instilling a service-driven culture in these foreign organizations that the Company does not own or control, and the development of adequate resources within each affiliate to successfully sell and implement the Company's business information systems on a turnkey basis. No assurance can be given that the Company will be able to meet these challenges or successfully implement its international business partner program.

On December 31, 1995, the Company acquired all of the outstanding shares of JIT, which, prior to the acquisition, developed and marketed the Company's JIT Enterprise System application software product. The acquisition of JIT was accounted for as a purchase, and accordingly, the results of operations for JIT are not included in the Company's results of operations for the three and nine months ended September 30, 1996. Interactive and JIT differ in certain respects, and the Company anticipates that the integration of JIT will continue to divert some of its management resources and working capital for an indefinite period of time. There can be no assurance that difficulties will not arise in integrating the operations of JIT. Moreover, there can be no assurance that the Company will realize any product enhancements or increased revenues as a result of the acquisition of JIT. The success of the acquisition of JIT will depend, in large part, on the ability of the Company to retain the customers and employees of JIT, to continue to develop and release product enhancements and new product releases of the JIT product, and to successfully market and sell such new product releases. There can be no assurance that the Company will be successful in this regard. The failure to accomplish any of the goals of the acquisition, or the failure to successfully integrate the operations of JIT, could have a material adverse effect on the Company's future operating results and working capital.


RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

Revenues- Total revenues increased 74% to $12.9 million for the three months ended September 30, 1996 compared to $7.4 million for the same period in 1995. The increase was primarily attributable to increases in revenues from software licenses and software support services, which were primarily due to increases in system sales and system upgrades to new and existing customers. The Company attributes such increases to increased marketing efforts, the expansion of offices, increases in sales, presales, and billable personnel and revenues associated with the acquisition of JIT. International revenues made up 34% and 36% of the Company's total revenues for the third quarter of 1996 and 1995, respectively.

Cost of Revenues- Total cost of revenues increased 99% to $6.8 million for the three months ended September 30, 1996 compared to $3.4 million for the same period in 1995. The increase was primarily attributable to increases in the cost of software products included in the Company's systems and increases in personnel costs, travel and materials, and royalty costs to support the growth in revenues from software licenses, software support services, and maintenance contracts.

Gross Margin- Gross margin increased by 52% to $6.1 million for the three months ended September 30, 1996 from $4.0 million for the same period in 1995. As a percentage of total revenues, gross margin decreased to 47% for the three months ended September 30, 1996 from 54% for the same period in 1995, mainly as a result of a decrease in gross margin on software support services and maintenance contracts. Gross margins for software licenses remained constant at 79% for the three months ended September 30, 1996 and 1995. Gross margins for software support services decreased to 31% for the three months ended September 30, 1996 from 44% for the same period in 1995. The Company attributes this decrease to higher personnel and contractor costs associated with JIT, increases in other costs associated with providing implementation, programming, education and training services, and low utilization of JIT billable personnel. Hardware margins remained constant at 27% for the three months ended September 30, 1996 and 1995. Gross margins for maintenance contracts decreased to 58% for the three months ended September 30, 1996 from 65% for the same period in 1995 due mainly to increases in customer support personnel, third party royalty costs, and contractor costs associated with JIT's maintenance contracts revenue.

Research and Development Expenses- Research and development expenses, which consist largely of software development costs, increased 112% to $1.0 million for the three months ended September 30, 1996 compared to $485,000 for the same period in 1995, primarily as a result of the incremental addition of JIT's research and development personnel and costs to the Company's existing research and development organization, as well as contractor costs associated with JIT's research and development expenditures. As a percentage of total revenues, research and development expenses increased to 8% for the three months ended September 30, 1996 compared to 7% for the same period in 1995, due primarily to the expansion of the Company's software development resources as a result of the JIT acquisition.

Selling, General and Administrative Expenses- Selling, general and administrative expenses increased 70% to $5.5 million for the three months ended September 30, 1996 from $3.3 million for the same period in 1995. As a percentage of total revenues, selling, general and administrative expenses decreased to 43% compared to 44% for the same period in 1995. The increase in absolute dollars in selling, general and administrative expenses is due primarily to the addition of offices, increases in sales and administrative personnel, higher sales commissions, and increased travel and administrative costs to support the acquisition of JIT and growth of the Company. The Company anticipates that these costs will continue to increase in absolute dollars in future periods to support the Company's growth.

Provision (Benefit) for Income Taxes- The Company's effective tax rate was 40% for the three months ended September 30, 1996 compared to 34% for the same period in 1995. The lower tax rate for the three months ended September 30, 1995 resulted primarily from the utilization of research and development tax credits and net operating loss carryforwards. The Company anticipates that its effective tax rate will approximate federal and state statutory rates in future periods.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

Revenues - Total revenues increased 78% to $40.5 million for the nine months ended September 30, 1996 compared to $22.7 million for the same period in 1995. The increase resulted from increases in revenues from software licenses and software support services, as well as increases in hardware and maintenance contract revenues. The Company attributes these increases to the recognition of backlog carried forward from the quarter ended December 31, 1995, software support service and maintenance contract revenues generated by JIT, continuing sales and marketing efforts, and increases in sales, presales, and billable personnel. International revenues made up 31% and 36% of the Company's total revenues for the nine months ended September 30, 1996 and 1995, respectively. The decrease in the percentage of international revenues for the nine months ended September 30, 1996 is due largely to the backlog recognized in the first quarter of 1996 being comprised of domestic revenues only, as well as JIT revenues included for the nine months ended September 30, 1996 having a lower proportion of international revenues.

Cost of Revenues - Total cost of revenues increased 92% to $20.7 million for the nine months ended September 30, 1996 compared to $10.8 million for the same period in 1995. The increase was primarily attributable to increases in the cost of software support services and maintenance contracts, consisting of personnel and contractor costs associated with the operations of JIT, as well as travel and other costs associated with providing implementation, programming, and customer support services to support the increase in revenues from software support services and maintenance contracts. The increase was also attributable to increases in third party software and hardware costs to support the increase in revenues from software licenses and hardware.

Gross Margin - Gross margin increased by 65% to $19.7 million for the nine months ended September 30, 1996 from $11.9 million for the same period in 1995. As a percentage of total revenues, gross margin decreased to 49% for the nine months ended September 30, 1996 from 52% for the same period in 1995, mainly as a result of a decrease in gross margin on software support services and maintenance contracts. Gross margins for software license revenue increased to 79% for the nine months ended September 30, 1996 from 77% for the same period in 1995 due primarily to price increases and a reduction in the cost of royalties paid to third party software vendors. Gross margins for software support services decreased to 31% for the nine months ended September 30, 1996 from 42% for the same period in 1995. The Company attributes the decrease to higher personnel and contractor costs associated with JIT, increases in other costs associated with providing implementation, programming, education and training services, lower utilization of billable personnel due to training required on the Company's new software release and low utilization of JIT billable personnel. Hardware margins decreased slightly to 26% for the nine months ended September 30, 1996 from 27% for the same period in 1995. Gross margins for maintenance contracts decreased to 57% for the nine months ended September 30, 1996 from 64% for the same period in 1995 due mainly to increases in customer support personnel, third party royalty costs, and contractor costs associated with JIT's maintenance contracts revenue.

Research and Development Expenses - Research and development expenses, which consist largely of software development costs, increased 172% to $3.1 million for the nine months ended September 30, 1996 compared to $1.1 million for the same period in 1995, primarily as a result of the incremental addition of JIT's research and development personnel and costs to the Company's existing research and development organization, as well as contractor costs associated with JIT's research and development expenditures. As a percentage of total revenues, research and development expenses increased to 8% for the nine months ended September 30, 1996 compared to 5% for the same period in 1995, due primarily to the expansion of the Company's software development resources as a result of the JIT acquisition.

Selling, General and Administrative Expenses - Selling, general and administrative expenses increased 62% to $15.6 million for the nine months ended September 30, 1996 from $9.6 million for the same period in 1995. As a percentage of total revenues, selling, general and administrative expenses decreased to 38% for the nine months ended September 30, 1996 compared to 42% for the same period in 1995. The increase in absolute dollars in selling, general and administrative expenses is due primarily to the addition of offices, increased marketing expenses, increases in sales and administrative personnel, higher sales commissions, and increased travel and administrative costs to support the acquisition of JIT and the growth of the Company. The Company anticipates that these costs will continue to increase in absolute dollars in future periods to support the growth in the Company's operations.

Compensation Expense Associated with Employee Stock Bonus - For the nine months ended September 30, 1995, the Company recorded a non-recurring compensation expense of $871,000 in connection with the grant of a stock bonus and a related cash bonus to an officer of the Company.

Provision for Income Taxes - The Company's effective tax rate increased to 41% for the nine months ended September 30, 1996 compared to 35% for the same period in 1995.

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

The Company does not typically maintain a significant backlog, therefore revenue recognized for each quarter depends substantially on orders received and delivered in that quarter. However, during the quarter ended December 31, 1995, the Company experienced an unusually high backlog which was carried over into the quarter ended March 31, 1996 and recognized as revenue. As a result of the relatively high revenue amount per order and relatively low unit volume, any lost or delayed sales will have a disproportionately greater effect on the Company's revenues and quarterly results relative to companies that have higher unit sales volumes and less revenue associated with each sale. The Company's sales cycles are typically six to twelve months from the time initial sales contact is made with a qualified prospect, making the timing of the Company's revenues from license fees and hardware difficult to predict and the Company's quarterly results difficult to forecast. The Company's expense levels are based in part on its forecasts of future revenues. Accordingly, since the majority of the Company's expenses are fixed in nature, the Company would not be able to quickly curtail expenses in response to a decline in revenues, and operating results and working capital for a given quarter could be adversely affected. As a result, revenues for any quarter are subject to significant variation and the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Fluctuations in quarterly operating results may also result in volatility in the price of the Company's common stock.

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


LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1996, the Company had cash and cash equivalents totaling $3.3 million and working capital of $4.3 million, compared to cash and cash equivalents of $4.5 million and working capital of $4.6 million as of December 31, 1995. The Company has lines of credit with commercial banks under which it may borrow up to a total of $4.2 million. As of September 30, 1996, $1.6 million was outstanding under these lines. The Company currently invests its excess cash in U.S. Government securities and money market accounts.

For the nine months ended September 30, 1996, operating activities used net cash of $530,000, primarily due to an increase in accounts receivable of $1.9 million and a decrease in deferred revenue and customer deposits of $1.4 million. The Company used net cash of $1.3 million in investing activities primarily for the purchase of property and equipment. Net cash provided by financing activities was $604,000, primarily due to increases in short term borrowings.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

ITEM 5.  OTHER INFORMATION
None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
(a)      Exhibits:
         None

(b)      Reports on Form 8-K:
         None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         INTERACTIVE GROUP, INC.



Dated:   November 13, 1996               /s/ Robert C. Vernon
                                         ---------------------
                                         ROBERT C. VERNON
                                         Chairman of the Board and
                                         Chief Executive Officer



Dated:   November 13, 1996                /s/ Michael D. Reynolds
                                         ------------------------
                                         MICHAEL D. REYNOLDS
                                         Vice President of Finance and
                                         Administration and
                                         Chief Financial Officer