Form 10-Q/A
period 1996-09-30
INTERACTIVE GROUP INC
filed 1996-12-06
CIK 943354

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                           ---------------------------


                                   FORM 10-Q/A


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



The number of shares outstanding of the Registrant's Common Stock, $.001 par value, as of November 12, 1996 was 4,438,738.

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


On December 31, 1995, the Company acquired all of the outstanding shares of JIT, which, prior to the acquisition, developed and marketed the Company's JIT Enterprise System application software product. The acquisition of JIT was accounted for as a purchase, and accordingly, the results of operations for JIT are not included in the Company's results of operations for the three and nine months ended September 30, 1995. Interactive and JIT differ in certain respects, and the Company anticipates that the integration of JIT will continue to divert some of its management resources and working capital for an indefinite period of time. There can be no assurance that difficulties will not arise in integrating the operations of JIT. Moreover, there can be no assurance that the Company will realize any product enhancements or increased revenues as a result of the acquisition of JIT. The success of the acquisition of JIT will depend, in large part, on the ability of the Company to retain the customers and employees of JIT, to continue to develop

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         INTERACTIVE GROUP, INC.




Dated:   December 6, 1996                /s/ Robert C. Vernon
                                         ---------------------
                                         ROBERT C. VERNON
                                         Chairman of the Board and
                                         Chief Executive Officer



Dated:   December 6, 1996                /s/ Michael D. Reynolds
                                         ------------------------
                                         MICHAEL D. REYNOLDS
                                         Vice President of Finance and
                                         Administration and
                                         Chief Financial Officer