Form 10-K
period 1996-12-31
INTERACTIVE GROUP INC
filed 1997-03-28
CIK 943354

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ================

                                    FORM 10-K
(Mark one)
[ x ] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required) For the fiscal year ended: DECEMBER 31, 1996
                                       or
[   ]    Transition Report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 (No Fee Required) For the transition period from_____to_____

                                -----------------

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

        Securities registered pursuant to Section 12(b) of the Act: NONE
           Securities registered pursuant to Section 12(g) of the Act:
                          COMMON STOCK, $.001 PAR VALUE
                                (title of class)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                               -----     -----
   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   The aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the registrant as of March 19, 1997 was $15,146,949, based on the closing price on that date on the Nasdaq Stock Market.*

   The number of shares outstanding of the Registrant's Common Stock, $.001 par value, as of March 19, 1997 was 4,485,712.

                       DOCUMENTS INCORPORATED BY REFERENCE

   Certain portions of the Company's Definitive Proxy Statement for the annual meeting of stockholders to be held on June 3, 1997 to be filed with the Securities and Exchange Commission (the "Commission") no later than 120 days after December 31, 1996, are incorporated by reference into Part III of this Form 10-K (Items 10 through 13).

----------
   *Excludes 1,792,921 shares of Common Stock held by directors and officers and stockholders whose beneficial ownership exceeds 10% of the shares outstanding on March 19, 1997. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

   This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. The Company's actual future results could differ materially from those statements. Factors that could cause or contribute to such differences include, but are not limited to, those found in this Annual Report on Form 10-K in Part I, Item 1 under the caption "Certain Risk Factors Related to the Company's Business," as well as those additional factors discussed elsewhere in this Annual Report.


                                     PART I

ITEM 1. BUSINESS

COMPANY OVERVIEW

   The Company develops, markets, implements and supports integrated business information systems that enable discrete manufacturers to manage their enterprise-wide information requirements. The Company's primary software product, INFOFLO, supports make-to-order and make-to-stock manufacturers in their business re-engineering efforts by providing customer-oriented capabilities that allow manufacturers to reduce order fulfillment cycle times, improve operating efficiencies and measure critical company performance against defined plan objectives. INFOFLO contains a series of integrated software application modules that are designed to support information processing in the functional areas of sales and marketing, finance and accounting, manufacturing and operations. The Company implements its INFOFLO systems as turnkey solutions featuring the Company's software products integrated with computer and networking hardware, operating system and database software and object-oriented development tools. The Company also offers a full complement of services to assist customers in maximizing the benefits of the Company's software products, including implementation, customer support and maintenance services. The Company developed INFOFLO using open systems technology that allows customers to migrate to different hardware and software technologies and upgrade to new releases of the Company's application software.

   The Company's target market for INFOFLO is primarily mid-sized, make-to-order manufacturing companies in the United States, United Kingdom, Canada and Europe with annual revenues between $25 and $500 million. The Company primarily sells directly to its customers and implements and supports its systems through its network of offices in the United States, United Kingdom, and Europe.

MERGER WITH INTREPID SOFTWARE, INC.

   In March 1995, the Company completed a stock-for-stock merger with Intrepid Software, Inc. ("ISI"), which prior to the merger sold the Intrepid application software product. The merger was accounted for as a pooling-of-interests. The Company believes that the combination with ISI has allowed the Company to achieve several strategic objectives, including acquiring ISI's customer base, increasing the Company's revenues and adding ISI's skilled and experienced personnel. Due to the functional synergy and common underlying technology of the INFOFLO and Intrepid products, the Company has merged the two products into a single integrated package, INFOFLO 8.0 , permitting users of both products to migrate to a common product that contains the best functionality of both products.

ACQUISITION OF JUST-IN-TIME ENTERPRISE SYSTEMS, INC.

   On December 31, 1995, Interactive acquired all of the outstanding shares of Just-In-Time Enterprise Systems, Inc. ("JIT"), a wholly-owned subsidiary of Fourth Shift Corporation of Minneapolis, Minnesota, a publicly traded manufacturing software company. JIT's software product, the JIT Enterprise System, is a native Oracle-based client/server software product for the rapidly growing Maintenance, Repair and Overhaul ("MRO") marketplace, combined with traditional Material Requirements Planning ("MRP") II capabilities. See Note 2 of the notes to the accompanying consolidated financial statements and the

Company's Form 8-K filed on December 29, 1995 and Forms 8-K/A filed on March 12, 1996 and February 20, 1997, respectively. The acquisition represents a strategic opportunity by providing the Company access to the higher-end manufacturing market segment, where Oracle's relational database management system is the dominant database system currently in use among manufacturers with annual revenues in excess of $100 million, and which the Company previously did not target with its existing products. In addition, the acquisition provides operating synergies for the Company, including a common implementation methodology, a continued focus on niche markets, an installed base of 70-80 sites with a Fortune 1000 customer presence, and a high quality, mature product. The Company's target market for the JIT Enterprise System is primarily "mixed mode" MRO and contract manufacturers, including aerospace and defense, which require a fully integrated enterprise-wide system that is capable of supporting multi-site or multi-plant requirements. This market consists primarily of companies with revenues in excess of $100 million, including Fortune 1000 companies or their divisions or subsidiaries.

   In an effort to improve efficiency, reduce costs and shorten cycle times, manufacturers are adopting business re-engineering initiatives such as total quality management and world class manufacturing. In response to this trend, manufacturing software suppliers have introduced applications that are specifically designed to address manufacturers' re-engineering needs. In the late 1980's, the Company recognized that most discrete manufacturing software packages were focused on make-to-stock manufacturers and did not suit the particular needs of make-to-order manufacturers. As a result, the Company embarked on a strategy to develop a make-to-order functionality in its software, and introduced customer-oriented business information systems designed for both make-to-order and make-to-stock manufacturers. In the mid-1990's, the Company recognized that there were very few Oracle-based MRO applications developed, and that the demand for such applications from large companies would continue to grow due to the continuing trend of downsizing from mainframe computing into client/server technology.

STRATEGY

   The Company's mission is to be a leading international provider of enterprise-wide, customer-oriented business information systems and related value-added implementation and support services to mid-sized, mixed-mode manufacturers. The acquisition of JIT expands the objectives of the Company's mission to include providing Oracle-based business information systems and value-added implementation and support services. To achieve this mission, the Company intends to pursue the following key strategies:

   - Provide Software to Support Manufacturers' Business Re-Engineering Needs. The Company's primary strategy is to continue to enhance its application software offerings to meet the evolving needs of mid-sized discrete manufacturers and mid-to-large sized contract manufacturers. The Company works closely with its key customers and principal technology suppliers in its product development efforts. As a result, most of the Company's software modules have been and will continue to be significantly influenced by its customer's needs.

   - Implement Software Through Turnkey Solutions. The Company's strategy is to provide a complete turnkey solution for its customers' business information requirements. With the growing complexity and diversity of enterprise-wide systems, the Company believes manufacturers and MRO organizations are increasingly requiring their software suppliers to assume turnkey responsibility for system implementation and maintenance. By taking turnkey responsibility for implementing the system, the Company frees its customers from having to rely completely on their own internal resources.

   - Commitment to Open Technologies. The Company is committed to providing seamless integration to industry-recognized third-party application software and technology that support manufacturing. The Company designs its products using open systems technologies, including industry-standard operating systems, relational databases, and open system computer platforms. The Company continually evaluates the feasibility of integrating its software products with new technologies as they are developed and gain acceptance in the marketplace. The Company's products, INFOFLO and the JIT Enterprise System, have been developed using open systems technology that allows customers to migrate to different hardware and software technology and upgrade to new releases of the Company's application software.

   - Expand Existing International Base. The Company intends to expand its international distribution channels by recruiting independent, experienced manufacturing software suppliers with local expertise to market and support the Company's systems through its proposed "affiliates", or business partner program, initially in continental Europe and later in the Pacific Rim and other international markets. The Company intends to leverage its presence in the United Kingdom with each of its product lines to implement and support its proposed business partner program in Europe. In September 1996, the Company signed a distributor agreement with evosoft Softwarevertrieb GmbH to provide turnkey solutions for mid-range manufacturing companies in Germany and Hungary.

   - Achieve High Levels of Customer Satisfaction. The Company seeks to maintain a consistently high level of customer satisfaction by delivering high quality products, providing excellent system implementation and achieving world class customer service. The Company is committed to delivering a high level of customer service and technical support for its products and, consistent with that commitment, dedicates significant effort to recruiting and training high quality service and support personnel.


PRODUCTS

   The Company sells and implements business information systems to mid-to-large sized, discrete manufacturers with turnkey solutions comprised of the Company's INFOFLO and JIT Enterprise System application software, as well as computer and networking hardware, operating system software, relational database software, 4GL development tools and third-party application software. The Company's primary niche markets consist of the customer-oriented, MRO and contract manufacturing segments of the manufacturing industry. The Company also derives a significant portion of its revenues from the sale of implementation, consulting and maintenance services to its customers. The Company's systems have been installed at more than 600 customer sites worldwide, predominantly in the United States and United Kingdom. In 1996, the average selling price of the Company's information systems sold to new customers was approximately $290,000.

INFOFLO Software

   INFOFLO supports make-to-order and make-to-stock manufacturers in their business re-engineering efforts by providing customer-oriented capabilities that allow manufacturers to reduce order fulfillment cycle times, improve operating efficiencies and measure critical company performance against defined plan objectives. INFOFLO is designed for mixed-mode manufacturing environments that may involve or combine elements of make-to-order and make-to-stock manufacturing as well as other disciplines, such as focused factory and just-in-time. INFOFLO is easily scaleable and can be implemented in multi-company, multi-plant and multi-national solutions as well as in client/server, networked and host-based configurations.

   INFOFLO, through a series of integrated software application modules, provides feature-rich functionality in the areas of sales and marketing, finance and administration, engineering, manufacturing, operations, distribution and service. All modules adhere to a common architecture, meet a rigorous design standard, share a common integrated nested-relational database, and while modular, are typically licensed and implemented as part of an integrated system. The manufacturing software application modules for INFOFLO are presented in the table below and the related descriptions that follow:

                     INFOFLO MANUFACTURING SOFTWARE MODULES


       PRODUCT DATA                            CUSTOMER SERVICE                          PLANNING
---------------------------------     ----------------------------------   ------------------------------------
Bills of Material                     Estimating and Quotations            Master Production Scheduling
Work Centers and Routings             Field Sales                          Material Requirements Planning (MRP)
Product Costing                       Customer Order Processing            Multi-Plant Planning
Product Configurator                  Field Service Management             Capacity Requirements Planning
                                      Return Material Tracking             Distribution Requirements Planning
                                                                           Forecast-Link

     MANUFACTURING EXECUTION               PROCUREMENT AND INVENTORY                FINANCIAL ACCOUNTING
---------------------------------     ----------------------------------   ------------------------------------
Shop Floor Control                    Purchasing                           Accounts Payable
Focused Factory Management            Inventory Management                 Accounts Receivable
Job Order Tracking                                                         General Ledger
Equipment Maintenance and Repair                                           Asset Management
Cost Accounting

         HUMAN RESOURCES                    PERFORMANCE MEASUREMENT                  DECISION SUPPORT
---------------------------------     ----------------------------------   ------------------------------------
Payroll                               Quality Management                   Impromptu(R)
Human Resources                       Executive Information System (EIS)   PowerPlay(R)
Time and Attendance                                                        Workflow


             CIM
---------------------------------
Computer -Aided Design (CAD)-Link
Electronic Data Interchange
(EDI)-Link
IMAGE-Link
Data Collection
Fax-Link


   The Product Data modules establish the foundation for a totally integrated manufacturing system by setting up and maintaining all bills of material, configuration master bills and rules, item master records and costing information. Product design attributes, classifications and configuration rules are also specified here and shared with all other INFOFLO modules. The Bills of Material and Work Centers and Routings modules maintain product data structure and process information including bills of material and routings. Engineering change orders are used to track product revision history. The Product Costing module provides functionality for full-cost collection, roll-ups and inventory valuation based upon quoting, shop floor reporting and purchasing, establishing unit and cumulative costs. The Product Configurator is a rules-based "expert system" that allows the manufacturer's non-expert personnel to configure and price custom-ordered products and report that information to other departments throughout the enterprise. The Configurator collects the needed information through a nested question-and-answer approach that incorporates the necessary engineering expertise without requiring engineering support.

   The Customer Service modules allow the manufacturer to enter, track and report its sales and marketing activities and integrate seamlessly with the other module groups. The Estimating and Quotations module provides for the administration of the entire quotation process from initiation of a new prospect to completion of a basic quotation, with custom features that reflect exact customer specifications. The module permits the manufacturer to produce multiple alternative quotations, any of which can be approved and automatically converted to firm sales orders. Each quotation may be priced and costed so that the manufacturer's gross margin on a sale is calculated on a "what-if" basis. The Field Sales module deploys the Product Configurator as a Windows-based application for installation on a laptop computer that allows either the manufacturer's field sales personnel or customer to configure, quote and order products remotely. The Custom Order Processing module processes quotations that have been converted into orders for make-to-order items, off-the-shelf items or a combination of both. With each make-to-order item, a corresponding custom job is automatically created in work-in-process. The module also is integrated with the Product Configurator and converts the generated build structure into actual bills of materials and routings that can be changed while still part of the order.

   The Field Service Management module provides comprehensive management of service and maintenance contracts, call handling and technician dispatch, including escalation tracking, and inventory and repair processing. This module allows management to measure service operations as a profit center and includes response, clearing time and service center/technician performance analyses. The Company has integrated INFOFLO with a third-party forecasting package that enables a manufacturer to download sales-history data for analysis and statistical simulation and to upload a planned sales forecast into INFOFLO's Master Production Scheduling module. The Return Material Tracking module establishes and tracks information for product returns, product exchanges and customer repairs and can automatically release orders to shipping.

   The Planning modules are designed to support a number of manufacturing environments, including make-to-order, make-to-stock, repetitive and just-in-time. The Master Production Scheduling module makes critical comparisons between actual resources on hand and planned orders and provides a management-level perspective on anticipated demands for manufacturing resources. The MRP module performs calculations that project purchasing and production requirements necessary to support expected sales and production quotas, and in its calculations considers factors such as engineering change orders and manufacturing yields. The Multi-Plant Planning module coordinates production requirements across multiple plants and the entire supply chain. Inter-plant relationships can be established to form an integrated supply-chain management planning system across all sites. The Capacity Requirements Planning module supports production resource planning by scheduling labor, machine and tool requirements and by identifying resource bottlenecks and associated alternatives that may be used to meet the production plan. The Distribution Requirements Planning module handles replenishment requirements from warehouses and distribution centers and provides procedures and the supporting documentation for tracking physical stock transactions between warehouses. The Forecast-Link module creates and maintains the individual item or product group forecasts used by the Master Production Scheduling module.

   The Manufacturing Execution modules enable the manufacturer to plan, manage, measure and report on manufacturing work-in-process ("WIP"), including WIP tracking, shop floor control, lot traceability, product rework, work-center management and on-line scheduling. The Shop Floor Control module interfaces cost collection and identification to financial function, updates status conditions, provides scheduling tools for managing changing conditions on the shop floor and aids in the management of production processes. The Focused Factory Management module defines which products will be produced and the required materials for each focused factory and its workcells. The Job Order Tracking module monitors the progress and job profitability of customer orders. The Equipment Maintenance and Repair module maintains a catalog of repair and maintenance profiles which describe how to perform maintenance work and the resources required. The Cost Accounting module supports standard product and actual job costing. Standard costs are derived from the bills of material and routings, and are used to measure variances in the production process. Job costing provides detailed analysis of material, labor and outside processing costs and their associated overheads.

   The Procurement and Inventory modules perform a number of critical manufacturing functions. The Purchasing module tracks purchase orders from requisition through closure and provides the flexibility to purchase goods either for inventory or directly for work-in-process. This module records delivery and rejects data that allow the manufacturer to analyze supplier performance. The Inventory Management module establishes and maintains an inventory database that tracks and traces data (on the basis of serial or lot numbers), activity statistics and warehouse data, and supports physical inventory and cycle counting.

   The Financial Accounting modules supply the enterprise's financial information and assist in the administration of manufacturing operations. The Accounts Receivable and Accounts Payable modules track customer and supplier obligations, support foreign currency revaluation and produce extensive management reporting. The General Ledger module records all financial summary data necessary to define the manufacturer's current financial position. This module also has a number of budgeting, auditing and financial reporting features. The Asset Management module is used to record, track and report on fixed assets and is integrated with the General Ledger module. The Asset Management module includes a wide range of depreciation, tracking, maintenance, scheduling and management options.

   The Human Resources modules provide management tools for personnel planning and recruiting, salary administration, time and attendance, payroll, benefits tracking and personnel development. The Payroll and Human Resource modules include a comprehensive employee database for tracking wage and salary data, in addition to job performance, education and training, and regulatory reporting. The Payroll module provides national and local taxation support in both the United States and United Kingdom. The Payroll module is integrated with the General Ledger module and provides electronic filing of payroll tax information. The Time and Attendance module is used with plant timeclocks to track employee attendance and interfaces with the payroll module.

   The Performance Measurements and Decision Support modules include the Company's Executive Information System ("EIS") and certain third-party database analysis tools that have been integrated with INFOFLO. The Quality Management module collects inspection data that allow the manufacturer to track and correct quality problems either in the manufacturing process or with its suppliers. The module was developed to support the international ISO 9000 documentation standards. The EIS module is an integrated and intrinsic component of the INFOFLO software and provides timely, secure, on-line, high-level performance analysis to departmental and executive management. In contrast to many competing manufacturing software systems that require the manufacturer to separately license a stand-alone EIS product, the Company's EIS module is coupled tightly to the manufacturer's INFOFLO database and automatically presents graphical critical performance measurements, including current status and condition information and historical trends and warnings. The EIS module supports the manufacturer's re-engineering efforts by providing timely feedback on whether implemented process improvements are, in fact, resulting in order fulfillment cycle time reductions.

   The Impromptu(R) and Powerplay(R) modules are business intelligence tools from Cognos, a third-party strategic partner, that allow the user to navigate through and analyze large amounts of data without the need to regenerate lengthy reports after each analysis. They permit the user to "drill down" through data from any module in the system and allow for on-demand analysis of executive or management information. The Workflow module is a set of advanced tools which permit users to plan how business processes should be performed, and then manage and control those processes.

   The CIM modules are integration tools that seamlessly link the core enterprise system to off-the-shelf third party products. The CAD-Link integrates INFOFLO with Computer-Aided Design systems. EDI-Link provides the import and export interfaces needed to utilize third-party EDI, enabling packages to perform translation and transfer of EDI transactions to and from trading partners. IMAGE-Link integrates INFOFLO with electronically "imaged" documents to manage and streamline workflow in manufacturing companies. Data Collection software and hardware permits production, material usage and warehouse activity to be reported in real time using bar-coding applications. Fax-Link permits selected INFOFLO documents and printed reports to be faxed to designated recipients.

JIT Enterprise System Software

   The JIT Enterprise System ("JES") is a software system consisting of standardized modules and a family of additional integration modules. JES is designed primarily for MRO and contract manufacturing, including a fully integrated suite of software supporting supply chain management, repair and overhaul, manufacturing, quality, financial and project management applications which are designed to support an enterprise's business processes in an industrial company. JES is typically sold to large organizations in need of a fully integrated enterprise-wide system that can accommodate multiple geographic sites.

   JES is a complete set of Oracle-based client/server applications which operates in a flexible UNIX operating environment and is designed to manufacturing, accounting and human engineering standards.

The major components of JES's architecture are (i) client/server enterprise resource planning within an open systems UNIX platform; (ii) a three-tiered model (Presentation Clients, Application and Database Servers); (iii) use of the Oracle 4GL toolset and Developer/2000 which provides easy site extension, personalization and deployment of applications on the Internet and Intranet; and
(iv) use of the Oracle version 7 database. The software application modules for the JIT Enterprise System are presented in the table below and the related descriptions that follow:


                     JIT ENTERPRISE SYSTEM SOFTWARE MODULES

SUPPLY CHAIN MANAGEMENT             OPERATIONS                          SYSTEM APPLICATIONS
-----------------------             ----------                          -------------------
Customer Order Processing           Capacity Planning                   JIT Development Environment
Distribution Management             Finite Scheduling                   JIT Toolbox
Forecasting                         Job Costing                         System Control
Inspection/MRB                      Labor Applications
Inventory Applications              Lot Control/Serial Tracking         INTEGRATION
Model and Options                   Planning And Scheduling             -----------
Multi-Plant Applications            (MRP/MPS)                           Bar Code Printing
Physical/Cycle Count Inventory      Project Control                     Data Collection Interface
Purchasing Applications             Quality Assurance                   Data Migration
                                    Repair and Overhaul                 EDI Vendor Interface
FINANCIAL APPLICATIONS              Repetitive Manufacturing            EDI Customer Interface
----------------------              Rough Cut Capacity Planning         Imaging
Time and Attendance                                                     Logistics
Oracle Financials Interface                                             Vertex Sales Tax Interface
Travel and Expense                  ENGINEERING
Accounts Payable                    -----------
Accounts Receivable                 Average Costing
Financial Statement Generator       Bills of Material
Fixed Assets                        End Item Effectivity
Multi-Currency                      Engineering Change Control
General Ledger                      Product Costing
                                    Routings/Work Centers

   The JES software modules can be roughly grouped into the functions of supply chain management, operations, system applications, financial applications, engineering and integration.

   The Supply Chain Management modules coordinate activities with customers and vendors with particular emphasis on MRO services provided to the aircraft, automotive, rail and marine industries. From the customer's viewpoint, the software provides forecasting, quotation/estimating, order entry, pricing, rules-based product configuration, distribution management, shipping, returns processing and sales analysis. From the vendor's viewpoint, the software provides vendor quotes, requisition approval, purchase order processing and performance measurement. The software also supports EDI for transactions with customers and vendors, and for material movement between a firm's plants.

   The Operations modules help plan and control the stripdown, disposition, repair and rebuild activities of repair and overhaul and re-manufacturing, as well as production activities for discrete, repetitive and project manufacturers. The software can be used to identify potential bottlenecks via capacity planning, optimize resource utilization via finite scheduling, coordinate work across multiple work centers via dispatch lists, track work in process via material/labor reporting, and highlight job costs and associated variances. The software supports bar code printing and data collection systems. As part of quality management, the software also provides lot/serial control, tracking of test results, and material tracking through receiving, inspection, rejection and disposition.

   The Financial Applications modules provide the key financial applications of invoicing, accounts receivable, accounts payable, fixed assets and general ledger. With integrated applications, the software can process transactions from purchasing to payables and from shipping to receivables, and can automatically collect information in the general ledger while providing audit trails to source transactions. Users can easily access the common database using SQL and/or PC-based decision support tools to perform regular and ad-hoc analyses. The software also provides an interface between Oracle financial applications and JES.

   The Engineering modules maintain the common database of information about items, bills of material, work centers and routings that provides the basis for product specifications, product costing, option selection, material planning, capacity planning, production scheduling, and shop paperwork. The software manages engineering changes to products and processes, and supports access to images such as CAD drawings or other graphics.

   The JES software provides the foundation for a manufacturer's management information system, with easy customization to handle unique user requirements, changing business conditions and interfaces with legacy systems.

   JES has been designed to meet changing business conditions and unique user requirements. The standard JES modules, in combination with user-specified configuration options, will normally meet the majority of a company's needs. In addition, however, JES can be dynamically engineered for company-specific needs or to respond to competitive business conditions. JES uses industry-standard 4GL coding and report writer capabilities including extensive CASE and data model documentation. JES's unique configuration management tool makes it easier to upgrade customizations to the next software release.

   JES has the capacity to accept additional customization that may be dictated by user experience. Some JES applications originate as customer prototypes for conversion to standard code, providing a real-world development lab. Direction for future JES applications and enhancements is often influenced by customer input which is communicated and evaluated during annual international user group meetings and via special interest groups meeting on a more frequent basis.

  Services

   The Company offers a full complement of services that allow its customers to maximize the benefits of the Company's software products, including project management, consulting, implementation, education and training, custom programming, system integration and support, maintenance and customer service.

   Customers are offered a variety of project management and consulting services to assist in effectively implementing and deploying the Company's business solutions. Services offered include a variety of site-specific technical and consulting services to assist in all phases of the implementation process, as well as assistance in integrating the software with the customer's other automated systems and devices. As part of the implementation of its software, Interactive offers a pilot program methodology that allows its customers to simulate running their businesses with the new software prior to full-scale "live" implementation of the new system. Pilot program simulations are conducted in an integrated series of hands-on classroom exercises that emphasize system controls and procedures, using a test database that is representative of the customer's business. By simulating a number of relevant business scenarios, the pilot program gives key users valuable experience with Interactive's software, generates involvement in and commitment to the new system, and provides a means to track the progress of the implementation and "shake down" the system before going "live."

   Education and training services provide customers with a formalized educational program to ensure that their applications are implemented and utilized in an efficient and cost-effective manner. Customers are also offered a variety of software installation, technical support and user training services, both on-site and in the Company's regional training centers. Customized education and training programs are also available to meet customers' specific development needs.

   The Company's national customer service program provides customers with ongoing software maintenance, product enhancement and hotline telephone support for its software products. Product enhancements and updates maintain the customers' software and documentation to the then-current standard release level licensed and supported by the Company. The Company's toll-free hotline provides telephone support during normal business hours for questions regarding software use or perceived software "bugs." The Company's customer service department also offers programming and consulting services for software modifications during and following full implementation of the system. In addition, the Company offers "first call" support that allows its customers to call Interactive to manage all initial system service inquiries.

   The Company does not bundle any of its services in the price of its software. The Company's services are contracted for and billed separately from software and hardware. Maintenance services are generally billed monthly in advance, while implementation and consulting services are billed monthly as incurred.

  Hardware

   As part of its turnkey solutions, the Company sells complete third-party computer hardware systems and related computer peripherals, primarily when selling its INFOFLO product. The Company implements its business information systems on a number of hardware platforms, including Hewlett-Packard (with which the Company has a volume-reseller agreement), IBM and Digital Equipment. In addition, the Company has established reseller and support agreements with peripherals and communications equipment manufacturers to facilitate the sale of related equipment to the Company's customers.

PRODUCT DEVELOPMENT

   The Company seeks to strengthen its position in the discrete manufacturing marketplace by consistently developing and offering additional functionality in its software to address customers' evolving needs. In pursuit of this goal, the Company actively solicits input from its customers regarding their needs and requirements and uses such information, along with information from its principal technology suppliers, to enhance its software products. For example, the Company has worked with customers to port its Quotations and Product Configurator modules to run as a Microsoft Windows application for laptop computers. With these modules, the manufacturer's sales representatives and its customers are now able to process orders in the field, thereby allowing for improved customer service and shorter order fulfillment cycle times. The Company also supports independent user groups that meet regularly and provide the Company with valuable input on desired features and functionality.

     The Company seeks to continue to enhance its enterprise-wide solutions through a combination of internally developed and third-party software. The Company is currently working with some of its third-party technology suppliers to develop foreign language versions of its software products to support its business partner program.

SALES AND MARKETING

   The Company currently sells its products and services primarily through a direct sales force. In 1996, approximately 68% of the Company's revenue was generated in North America and 32% was generated in Europe.

   The Company intends to expand its international distribution channels by recruiting independent, experienced manufacturing software suppliers to market and support the Company's systems through its business partner program, initially in continental Europe and later in the Pacific Rim and other international markets. This program is designed to qualify and train established software suppliers with expertise in local markets outside the United States and United Kingdom to implement turnkey systems using the Company's software products and methodologies. These foreign partners will work within exclusive territories in partnership with the Company, using the Company's implementation methodology, service-oriented approach and international sales and support resources to sell systems to local businesses in the Company's target market.

   The Company markets its products through advertising campaigns in national trade periodicals, direct mail and telemarketing. These efforts are supplemented by listings in relevant directories and trade show and conference appearances. The Company also receives sales leads from its hardware and services suppliers, customers and various professional service firms. Sales cycles for the Company's products vary substantially based on the degree of integration, consulting and training required, the timing of a customer's procurement process, the application requirements of the proposed system and the size of the customer's business. However, the sales cycle is usually six to twelve months, and can be as long as eighteen to twenty four months, from the time an initial sales contact is made with a qualified prospect.

COMPETITION

   The manufacturing information systems industry is intensely competitive and rapidly changing. A number of companies offer products similar to the Company's products. Some of the Company's existing competitors, as well as a number of potential competitors, have larger technical staffs, more established and larger marketing and sales organizations and significantly greater financial resources than the Company. Moreover, the Company has no proprietary barriers to entry that could keep its competitors from developing similar products or selling competing products into the Company's markets. As a result, there can be no assurance that such competitors will not develop products that are superior to the Company's products or that achieve greater market acceptance.

   The Company sells in highly fragmented markets, and its competitors consist of a few relatively large multinational suppliers and a much larger number of mid-size, national and small, regional competitors. No single competitor has a dominant market share in the Company's targeted market segments, and the Company generally competes with a variety of competitors, depending, in each sales opportunity, on factors such as the size of the customer, specific niche product requirements, geographic location and anticipated investment by the customer. The Company believes that its industry may experience consolidation as manufacturing information systems become more complex and as more manufacturers adopt sophisticated information systems, forcing smaller companies in the industry to specialize or attempt to merge with their competitors. To compete effectively in the markets the Company targets, the Company will need to continue to grow and attain sufficient size to have the resources to continue to timely develop new products in response to evolving technology and customer demands, and sell products to a variety of manufacturing industries worldwide. No assurance can be given that the Company will be able to grow sufficiently to enable it to continue to compete effectively.

   The Company believes its use of open systems technologies in its products is an important competitive element. The Company also believes that the number of competitors offering open systems solutions will grow significantly over the next several years. The Company anticipates that a significant source of such future competition may be from larger manufacturing software companies that may tailor their products for this market. Larger and better capitalized software systems companies currently compete in the Company's targeted markets. There can be no assurance that such companies will not develop products that are superior to the Company's products or that achieve greater market acceptance.

   The Company believes that some of the most important considerations for potential customers for its software products include product technology, capability and flexibility; system compatibility, ease of use, and product enhancements during the license or maintenance term; reliability and quality of implementation and technical support, particularly project management, documentation and education; and the size of the installed user base, competitive pricing, and corporate reputation. The Company believes that it competes favorably in many of these areas.

   The Company's future success will depend significantly upon its ability to increase its share of its target markets, to persuade existing customers to purchase additional upgrades and user licenses, and to persuade both new and existing customers to purchase additional consulting and other professional services.

INTELLECTUAL PROPERTY

   The Company regards its products as proprietary trade secrets and confidential information. The Company relies largely upon its license agreements with customers, dealer agreements with suppliers and technology partners, its own security systems, and confidentiality procedures and employee agreements to maintain the trade secrecy of its products. The Company seeks to protect its programs, documentation and other written materials under copyright law. There can be no assurance that these means of protection will be effective against unauthorized reproduction or "pirating." Policing unauthorized use of computer software is difficult, and software "piracy" is and can be expected to remain a persistent problem within the software industry.

   The Company believes that, due to the rapid pace of innovation within the computer industry, factors such as technological and creative skill of personnel, knowledge and experience of management, name recognition, maintenance and support of software products, the ability to develop, enhance, market and acquire software products and services, and the establishment of strategic relationships in the industry are more important than patent, copyright and other legal protections for its technology.

   None of the Company's software is patented. The Company believes that it has all necessary rights to market its products, although there can be no assurance that third parties will not assert infringement claims in the future.

BACKLOG AND INVENTORY

   Because the Company typically ships software products shortly after receipt of an order, the Company typically does not have a significant backlog of unfulfilled orders, and revenues in any quarter are substantially dependent on orders received and delivered in that quarter. However, the Company from time to time experiences higher than normal backlog depending on factors such as the configuration of the system and hardware availability resulting from new product introductions.

   The Company does not maintain hardware inventory, but at times the Company does purchase hardware pursuant to specific customer requests contained in a signed sales agreement and/or purchase order. At times, the Company has experienced delays in obtaining certain hardware from suppliers due to product availability. These delays are beyond the control of the Company, and may periodically result in the deferral of certain related software revenue recognition, which in turn could have a material effect on the Company's results of operations.

EMPLOYEES

   As of December 31, 1996, the Company had 364 full-time employees, including 71 in sales and marketing, 39 in product development, 151 in software support services, 65 in customer support services and 38 in general and administration. The Company's employees are not represented by any collective bargaining organization, and the Company has never experienced a work stoppage. The Company believes that its relations with its employees are good.

EXECUTIVE OFFICERS AND KEY EMPLOYEES

   The executive officers and key employees of the Company and their ages as of December 31, 1996 are as follows:

   NAME                AGE                        POSITION
   ----                ---                        --------
Robert C. Vernon       52        Chairman of the Board and Chief Executive Officer
Mark Hellinger         37        President and Chief Operating Officer - North American
                                    Operations and Director
Randolph S. Naylor     55        Senior Vice President and Director
Michael D. Reynolds    39        Vice President, Finance and Administration, Chief Financial
                                    Officer and Secretary
Michael K. Grad        44        Vice President, Sales - North American Operations
Jeffrey W. Scime       34        Vice President, Operations - North American Operations
Bruce H. Leith         45        Vice President, European Operations
Kenneth Cooper         44        Managing Director, Interactive (UK) Ltd.

   Robert C. Vernon joined the Company in 1975 and has served as President, Chief Executive Officer and a director of the Company since 1978 and as Chairman of the Board of Directors since 1979. From 1973 to 1975, Mr. Vernon served as Director, Software Development for SDA Digital, a software developer for the security industry, and from 1971 to 1973 as a Project Manager for Computer Sciences Corporation, a software developer and integrator. Mr. Vernon received a B.S. in Operations Research from the University of California, Berkeley.

   Mark Hellinger joined the Company in 1985 and has served as President and Chief Operating Officer-North American Operations since April 1996. He has served as Vice President and General Manager since 1994, and as a director of the Company since October 1992. From 1990 to 1994, Mr. Hellinger served as Vice President, Operations of the Company. From 1985 to 1990, Mr. Hellinger served as branch manager of the Company's New York office. Mr. Hellinger received a B.S. in Management Science from the Massachusetts Institute of Technology.

   Randolph S. Naylor, a founder of ISI, served as President of ISI from 1976 to March 1995. Since the merger of ISI with the Company in March 1995, Mr. Naylor has served as Senior Vice President, Vice President, Marketing and as a director of the Company. Mr. Naylor also serves as a director of VMARK Software, Inc., a software developer. Mr. Naylor received a B.A. in Economics from Princeton University.

   Michael D. Reynolds joined the Company in 1991 and has served as Vice President, Finance and Administration since April 1996. He has served as Chief Financial Officer and Secretary of the Company since February 1995. From 1980 through 1990, he held financial management positions with Fujitsu Systems of America, Inc., a software developer and manufacturer of computer equipment, and Price Waterhouse LLP, an international accounting firm. Mr. Reynolds received a B.S. in Business Administration and an M.B.A. in Management from San Diego State University, and is a Certified Public Accountant.

   Michael K. Grad joined the Company in 1990 and has served as Vice President, Sales-North American Operations since April 1996. He has served as the Company's Eastern Regional Sales Manager since 1990 and as Director of Sales-Eastern Region since 1994. From 1980 through 1990, Mr. Grad held a number of management positions at ADP, a data processing company, including Regional Sales Manager, Director of Product Training and Director of Customer Service. Mr. Grad received a B.S. in Political Science from Franklin and Marshall College.

   Jeffrey W. Scime joined the Company in July 1996 and has served as Vice President, Operations-North American Operations since that time. From 1992 through May 1996, Mr. Scime served as a Principal of New Resources Corporation, a consulting firm. From 1990 through 1992, Mr. Scime served as Director of Information Services for Reliable Office Superstores, a chain of retail office supplies stores. Mr. Scime received a B.S. in Quantitative Information Science from Western Illinois University.

   Bruce H. Leith joined the Company in 1991 and has served as Vice President, European Operations since December 1996. He has served as Managing Director of Interactive (UK) Ltd., the Company's wholly-owned subsidiary, since May 1992. From January 1991 to May 1992, Mr. Leith served as the Operations Director of Interactive (UK) Ltd. From 1989 to January 1991, he served as European Operations Director of Continuum, a developer of financial applications software. Mr. Leith received a B.S. in Business Studies and Computers from Twickenham College, London.

   Kenneth Cooper joined the Company in 1991 and has served as Managing Director of Interactive (UK) Ltd. since December 1996. He has served as General Manager of Interactive (UK) Ltd. since October 1995. From 1991 to September 1995, Mr. Cooper served as Operations Director of Interactive (UK) Ltd. From 1987 to 1991, Mr. Cooper served as Operations Director of MSP, plc., a manufacturing software systems reseller in the United Kingdom. Mr. Cooper received a Metallurgist degree from Sheffield University.

CERTAIN RISK FACTORS RELATED TO THE COMPANY'S BUSINESS

   In addition to those risks identified elsewhere in this Annual Report on Form 10-K, the Company's business, financial position, results of operations and cash flows are subject to other risks, including the following risk factors.

   Significant Fluctuations in Quarterly Results, Seasonality. The Company has experienced and expects to continue to experience significant fluctuations in its quarterly results. Such fluctuations may be caused by many factors, including, but not limited to: the size and timing of individual orders; seasonality of revenues; lengthy sales cycles; delays in introduction of new products or product enhancements by the Company or other providers of hardware, software and components for the Company's systems; competition and pricing in the software industry; market acceptance of new products; reduction in demand for existing products and shortening of product life cycles as a result of new product introductions by competitors; foreign currency exchange rates; mix of products sold; conditions or events in the manufacturing industry; and general economic conditions. The Company does not typically maintain a significant backlog, therefore the revenue recognized each quarter depends substantially on orders received and delivered during that quarter. The average price of the Company's information systems sold in 1996 to new customers was approximately $290,000. As a result of the relatively high revenue amount per order and relatively low unit volume, any lost or delayed sales will have a disproportionately greater effect on the Company's revenues and quarterly results of operations relative to companies that have higher unit sales volumes and less revenue associated with each sale. The Company's sales cycle is typically six to twelve months from the time initial sales contact is made with a qualified prospect, making the timing of the recognition of the Company's license fees difficult to predict and the Company's quarterly results of operations difficult to forecast. The Company's expense levels are based in part on its forecasts of future revenues. Accordingly, since the majority of the Company's expenses are fixed in nature, the Company would not be able to quickly curtail expenses in response to a decline in revenues, and operating results for a given quarter would be adversely affected. As a result, revenues for any quarter are subject to significant variation and the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Fluctuations in operating results may also result in volatility in the price of the Company's Common Stock.

   During its recent history, the Company's revenues have varied from quarter to quarter, with the largest portion of revenues typically recognized in the fourth quarter of each year. The procurement process of the Company's customers is long and involves competing capital budget decisions. As a result of such budgeting and buying patterns, the Company's prospective customers are more likely to order the Company's products, if at all, near the end of each year. Consequently, the Company has historically realized lower revenues in the first quarter of each year than in the preceding fourth quarter, and the first quarter has typically resulted in an operating loss. There can be no assurance that the Company will be profitable on a quarter-to-quarter basis.

   Intense Competition. The manufacturing information systems industry is intensely competitive and rapidly changing. A number of companies offer products similar to the Company's products. Many of the Company's existing competitors, as well as a number of potential competitors, have larger technical staffs, more established and larger marketing and sales organizations, and significantly greater financial resources than the Company. Moreover, the Company has no proprietary barriers to entry that could keep its competitors from developing similar products or selling competing products in the Company's markets. As a result, there can be no assurance that such competitors will not develop products that are superior to the Company's products or that achieve greater market acceptance. There also can be no assurance that suppliers of relational database management systems or companies that develop management information software applications for large multinational manufacturers will not target the manufacturers targeted by the Company or otherwise develop applications that compete effectively in the Company's targeted markets. The Company's future success will depend, in part, upon its ability to increase revenues in its targeted markets. There can be no assurance that the Company will be able to continue to compete successfully against its competitors or that the competitive pressures faced by the Company will not adversely affect its future financial performance. The Company believes its use of open systems technologies is an important competitive element. The Company also believes that the number of competitors offering open systems solutions will grow over the next several years. The Company anticipates that a significant source of such future competition may be from larger manufacturing software companies that may tailor their products for this market. Only a few of the larger and better capitalized manufacturing software companies currently compete in the Company's targeted markets. There can be no assurance that such companies will not develop products that are superior to the Company's products or achieve greater market acceptance for their products due to greater sales, marketing or product development resources. Due to intense competition in the computer hardware market, the Company has experienced declining hardware revenues as a percentage of each system it sells and shrinking profit margins with respect to such hardware revenues. The Company believes this trend will continue. As a result, the Company's average revenues from each system it sells and its overall profit margins and results of operations may be materially adversely affected unless the Company is able to increase its revenues with respect to its other products and services. There can be no assurance that the Company will be able to increase its revenues with respect to its other products and services.

   The Company sells its products and services in a highly fragmented market and its competitors consist of a few relatively large multinational suppliers and a much larger number of mid-size, national and small, regional competitors. The Company believes that its industry may experience consolidation as business information systems become more complex and as more manufacturers adopt sophisticated business information systems, forcing smaller companies in the industry to specialize or attempt to merge with their competitors. To compete effectively in the markets the Company targets, the Company will need to continue to grow and attain sufficient size to have the resources to continue to timely develop new products in response to evolving technology and customer demands, and sell products to a variety of manufacturing industries worldwide. No assurance can be given that the Company will be able to grow sufficiently to enable it to continue to compete effectively.

   Integration and Profitability of Just-In-Time Enterprise Systems, Inc. On December 31, 1995, the Company acquired all of the outstanding shares of JIT, which, prior to the acquisition, developed and marketed the Company's JIT Enterprise System application software product. Interactive and JIT differ in certain respects, and the Company anticipates that the integration of JIT will continue to divert some of its management resources for an indefinite period of time. There can be no assurance that difficulties will not arise in integrating the operations of JIT, or that the JIT product line will become profitable. Moreover, there can be no assurance that the Company will realize any product enhancements or increased revenues as a result of the acquisition of JIT. The success of the acquisition of JIT will depend, in large part, on the ability of the Company to retain the customers and employees of JIT, and to continue to develop and release product enhancements and new product releases of the JIT product. There can be no assurance that the Company will be successful in this regard. The failure to accomplish any of the goals of the acquisition, or the failure to successfully integrate the operations of JIT, would have a material adverse effect on the Company's future results of operations and financial position.

   Dependence on Manufacturing Industry. The Company's business depends substantially upon the capital expenditures of mid-sized discrete manufacturers and large contract manufacturers which, in part, depends upon the demand for such manufacturers' products. A recession or other adverse event affecting the manufacturing industry in the United States, the United Kingdom, or other markets served by the Company could affect such demand, forcing manufacturers in the Company's targeted markets to curtail or postpone capital expenditures on business information systems. Any such change in the amount or timing of capital expenditures in its targeted markets would have a material adverse effect on the Company's financial position and results of operations.

   Dependence on Principal Products. Substantially all of the Company's revenue is derived from the sale of manufacturing information systems and related support services. Accordingly, any event that adversely affects fees derived from the sale of such systems, such as competition from other products, significant flaws in the Company's software products or incompatibility with third party hardware or software products, negative publicity or evaluation, or obsolescence of the hardware platforms or software environments in which the systems run, would have a material adverse effect on the Company's results of operations. The Company's future financial performance will depend, in substantial part, on the continued development and introduction of new and enhanced versions of INFOFLO, JES and other products, and customer acceptance of such new and enhanced products.

   New Products and Rapid Technological Change. The markets for the Company's products are characterized by rapid technological advances, evolving industry standards, changes in end-user requirements and frequent new product introductions and enhancements. The introduction of products embodying new technologies and the emergence of new industry standards could render the Company's existing products and products currently under development obsolete and unmarketable. The Company's future success will depend upon its ability to enhance its current products and develop and successfully introduce and sell new products that keep pace with technological developments and respond to evolving end-user requirements. Any failure by the Company to anticipate or respond adequately to technological developments or end-user requirements, or any significant delays in product development or introduction, could damage the Company's competitive position in the marketplace and result in reduced revenues. The Company may need to increase the size of its product development staff in the near term to meet these challenges. There can be no assurance that the Company will be successful in hiring and training adequate product development personnel to meet its needs. In the past, the Company has occasionally experienced delays in the introduction of new products and product enhancements. There can be no assurance that the Company will be successful in developing and marketing new products or product enhancements on a timely basis or that the Company will not experience significant delays in the future. Any failure to successfully develop and market new products and product enhancements would have a material adverse effect on the Company's results of operations and financial position.

   Key Employees. The Company's continued success will depend upon its ability to retain a number of key employees, including Robert C. Vernon, Mark Hellinger, Bruce H. Leith and Kenneth Cooper, none of whom is subject to employment agreements that restrict their ability to compete with the Company following the termination of their employment. In addition, the Company believes that its future success will depend in large part on its ability to attract and retain highly skilled technical, managerial and marketing personnel. Competition for such personnel, in particular for product development and product implementation personnel, is intense, and the Company competes in the market for such personnel against numerous companies, including larger, more established companies with significantly greater financial resources than the Company. The Company has at times experienced difficulty in recruiting qualified personnel, and there can be no assurance that the Company will not experience such difficulties in the future. There can be no assurance that the Company will be successful in attracting and retaining skilled personnel. The loss of certain key employees or the Company's inability to attract and retain other qualified employees could have a material adverse effect on the Company's business.

   Expansion Plans. The Company plans to expand its business through expansion of its distribution network in the United States and internationally with the objective of increasing revenues, profits and shareholders' equity. There can be no assurance, however, that the efforts and funds directed to expansion of the Company's distribution network will result in revenue, profit and shareholders' equity growth. Any future growth of the Company will also depend on, among other things, the Company's ability to gain market acceptance for its products in new geographic areas and to monitor and control the additional costs and expenses associated with expansion and new product development. There can be no assurance that the Company will be able to successfully manage these aspects of its business. The success of the Company's expansion in continental Europe and other international markets will depend largely upon the success of the Company's business partner program. This program is, in turn, dependent upon the successful identification and recruitment of appropriate international partners, the Company's success in instilling a service-driven culture in these foreign organizations that the Company does not own or control, and the development of adequate resources within each affiliate to successfully sell and implement the Company's business information systems on a turnkey basis. No assurance can be given that the Company will be able to meet these challenges or successfully implement its proposed international business partner program.

   Management of Growth. The Company has recently experienced rapid growth in the number of its employees. During 1996 the Company grew from approximately 292 employees to 364 employees. This growth has resulted in an increase in the level of responsibility for both existing and new management personnel. To manage its growth effectively, the Company will be required to improve its operating and financial systems and to expand, train and manage its employee base. There can be no assurance that the management skills and systems currently in place will be adequate if the Company continues to grow or that the Company will be able to effectively manage its recent growth and successfully assimilate its new employees.

   International Operations and Risk of International Sales. The Company derived approximately 32% of its total revenues from operations outside North America in 1996. The international business is subject to various risks common to international activities, including exposure to currency fluctuations, political and economic instability, the greater difficulty of administering business abroad, and the need to comply with a wide variety of foreign import and United States export laws and regulatory requirements. The Company does not currently engage in foreign currency hedging transactions.

   Dependence on Third Party Software and Hardware. INFOFLO and JES incorporate and use software products and computer hardware and equipment developed by other entities. The fourth generation language ("4GL") set of development tools used by the Company is provided by Unidata, Inc. (previously Millsoft, Inc.) and Oracle Corporation. The relational database management systems used in the Company's products have been developed by UniData, Inc., VMARK Software, Inc., and Oracle Corporation, and the operating systems on which the Company's products function (UNIX and NT) have been developed or are owned by Novell Corporation and Microsoft Corporation. A portion of the software in the Company's Product Configurator module is provided by Expert Application Systems, Limited. The computer hardware and equipment sold as part of the Company's turnkey systems are manufactured by Hewlett-Packard Company ("Hewlett-Packard"), International Business Machines Corporation ("IBM"), Digital Equipment Corporation ("Digital Equipment") and others. There can be no assurance that all of these entities will remain in business, that their product lines will remain viable or that these products will otherwise continue to be available to the Company. If any of these entities ceases to do business, or abandons or fails to enhance a particular product line, the Company may need to seek other suppliers. This could have a material adverse effect on the Company's results of operations. In addition, there also can be no assurance that the Company's current suppliers will not significantly alter their pricing in a manner adverse to the Company.

   Significant Risk of Product Liability and Lack of lnsurance. Because the Company markets and sells its software products on a turnkey basis, which includes rendering professional consulting services, the Company incurs significant risks of professional and other liability. The Company has no insurance covering product liability or damages arising from negligent acts, errors, mistakes or omissions in rendering or failing to render its professional services. In addition, there can be no assurance that the limitations of liability set forth in the Company's license agreements or other contracts would be enforceable or would otherwise protect the Company from liability for damages to a customer resulting from a defect in one of the Company's products or arising as a result of professional services rendered by the Company. Such a claim, if successful and of sufficient magnitude, could have a material adverse effect on the Company's results of operations and financial position.

   Intellectual Property and Proprietary Rights. The Company attempts to protect ownership of its software with a combination of copyright, trademark and trade secret laws, employee and third-party nondisclosure agreements, and other methods of protection common in the industry. Despite these precautions, it may be possible for an unauthorized third party to copy or reverse-engineer certain portions of the Company's products or to obtain and use information that the Company regards as proprietary. The Company has no patents. The Company licenses the source code for its software to some customers to enable them to customize the software to meet particular requirements. Although the Company's source code license contains confidentiality and nondisclosure provisions, there can be no assurance that such customers will take adequate precautions to protect the source code. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. There can be no assurance that the mechanisms used by the Company to protect its software will be adequate or that the Company's competition will not independently develop software products that are substantially equivalent or superior to the Company's software products. As the number of software products in the industry increases and the functionality of these products further overlaps, the Company believes that software programs could become increasingly the subject of infringement claims. Although the Company's products have never been the subject of infringement claims, there can be no assurance that third parties will not assert infringement claims against the Company in the future or that any such assertion will not require the Company to enter into royalty arrangements or result in costly litigation and liability.

   Control by Existing Stockholders. As of December 31, 1996, the Company's executive officers and directors beneficially owned, in the aggregate, approximately 40% of the Company's outstanding shares of Common Stock. As a result, these stockholders, if acting together, would effectively be able to control most matters requiring approval by the stockholders of the Company, including the election of a majority of the directors. The voting power of these stockholders under certain circumstances could have the effect of delaying or preventing a change in control of the Company. The Company has entered into agreements with its executive officers and directors indemnifying them against losses they may incur in legal proceedings arising from their service to the Company.

   Anti-takeover Effect of Certain Charter Provisions. The Company's Board of Directors has the authority to issue up to 5,000,000 shares of Preferred Stock and to determine the price, rights, preferences and privileges of those shares without any further vote or action by the stockholders. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock, while providing flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company. The Company has no present plans to issue shares of Preferred Stock. In addition, the Company will become subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which could delay or make more difficult a merger, tender offer or proxy contest involving the Company. Furthermore, certain provisions of the Company's Certificate of Incorporation may have the effect of delaying or preventing changes in control or management of the Company, which could adversely affect the market price of the Company's Common Stock.

ITEM 2. PROPERTIES

   The Company maintains its headquarters, along with its western regional office, in leased facilities approximating 22,500 square feet in San Diego, California. The leases on this space will expire in February 1998. The Company's eastern regional office is located in an approximately 9,000 square foot leased facility near Boston in Burlington, Massachusetts. The lease on this space will expire in February 2000. The Company also leases office and training space in metropolitan Los Angeles, San Francisco, Seattle, Las Vegas, Dallas, Denver, Chicago, Cleveland, Atlanta, Washington, D.C., Boston and New York.

       Under the terms of the JIT Purchase Agreement, the Company subleased approximately 12,500 square feet of space from Fourth Shift Corporation in Minneapolis. The sublease was for a thirteen month term through January 31, 1997. The Company has signed a lease for a new location in Minneapolis for approximately 12,000 square feet effective February 1, 1997, which will expire in January 2002.

   The Company's United Kingdom headquarters is in an approximately 8,500 square foot facility leased by the Company near London in Watford, England. The lease on this space will expire in December 2014, with an option to terminate at specified times over the lease term. In addition, the Company's subsidiary leases office space in metropolitan Birmingham, Manchester, Newcastle, Bracknell, Edinburgh, Scotland, and Dublin, Ireland.

   The Company considers its leased real property adequate for its current needs, and is seeking to lease additional office and training space to accommodate future growth in personnel.

ITEM 3. LEGAL PROCEEDINGS

   The Company is not a party to any material legal proceedings.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   Not applicable.


                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Common Stock of the Company is traded on NASDAQ National Market System under the symbol "INTE". The following table sets forth high and low "sales" prices of the shares of Common Stock of the Company for the periods indicated (as reported by the National Quotation Bureau).

                                                           Sales Price
                                                    ------------------------
                                                    High                Low
                                                    ------------------------
1995 Second Quarter (commencing May 23, 1995)..     6 3/4              6
1995 Third Quarter ............................     8 1/4              5 1/4
1995 Fourth Quarter ...........................     8 5/8              5 5/8

1996 First Quarter ............................     7 3/8              4 1/8
1996 Second Quarter ...........................     6 3/8              4
1996 Third Quarter ............................     6 3/4              4 3/8
1996 Fourth Quarter ...........................     8 3/4              4 5/8

   As of March 19, 1997, there were 150 stockholders of record and approximately 1,500 beneficial owners of the Company's common stock.

   The Company has never paid cash dividends on its common stock and the Board of Directors intends to retain all of its earnings, if any, to finance the development and expansion of the Company. However, there can be no assurance that the Company can successfully expand its operations, or that such expansion will prove profitable.

ITEM 6.  SELECTED FINANCIAL DATA

    The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K.

                                                                     Years ended December 31,
                                               ------------------------------------------------------------------
                                                1996           1995           1994           1993          1992
                                               -------        -------        -------        ------        -------
                                                            (In thousands, except per share amounts)
CONSOLIDATED STATEMENTS OF
OPERATIONS DATA:
Revenues:
  Software licenses ......................     $19,643        $11,255        $10,633        $6,368        $ 4,575
  Software support services ..............      18,629          9,680          7,078         5,855          5,833
  Hardware ...............................       8,014          5,613          5,891         5,197          4,571
  Maintenance contracts ..................       8,650          5,347          3,655         2,627          2,243
  Other ..................................       1,255          1,098          1,368         1,685          1,989
                                               -------        -------        -------        ------        -------
    Total revenues .......................      56,191         32,993         28,625        21,732         19,211
Cost of revenues:
  Software licenses ......................       3,826          2,548          2,789         1,629            821
  Software support services ..............      13,377          5,575          4,172         3,271          3,941
  Hardware ...............................       5,849          4,021          4,506         3,830          3,022
  Maintenance contracts ..................       3,784          1,954            963           643            452
  Other ..................................       1,494          1,133          1,167         1,196          1,577
                                               -------        -------        -------        ------        -------
    Total cost of revenues ...............      28,330         15,231         13,597        10,569          9,813
                                               -------        -------        -------        ------        -------
Gross margin .............................      27,861         17,762         15,028        11,163          9,398
Operating expenses:
  Research and development ...............       4,064          1,588          1,320           957            900
  Selling, general and administrative ....      21,791         13,891         10,847         8,414          8,685
  Write-off of software license ..........          --            235             --            --             --
  Compensation expense associated with
    employee stock bonus (1) .............          --            871             --            --             --
  Purchased research and development (2)..          --          3,250             --            --             --
                                               -------        -------        -------        ------        -------
Income (loss) from operations ............       2,006         (2,073)         2,861         1,792           (187)
Other income (expense), net ..............        (197)            87            (80)         (134)          (175)
Gain on litigation settlement ............          --             --             --            --          1,051
                                               -------        -------        -------        ------        -------
Income (loss) before income tax ..........       1,809         (1,986)         2,781         1,658            689
Provision (benefit) for income taxes .....         548           (848)           972           216            (57)
                                               -------        -------        -------        ------        -------
Net income (loss) ........................     $ 1,261        $(1,138)       $ 1,809        $1,442        $   746
                                               =======        =======        =======        ======        =======
Net income (loss) per share (3) ..........     $   .28        $  (.28)       $   .49        $  .40        $   .21
                                               =======        =======        =======        ======        =======

                                                                           December 31,
                                                    -------------------------------------------------------------
                                                     1996           1995          1994         1993         1992
                                                    -------       -------       -------       ------       ------
                                                                         (in thousands)
CONSOLIDATED BALANCE SHEET DATA:
Working capital (deficit) .....................     $ 5,022       $ 4,581       $ 1,850       $  604       $ (786)
Total assets ..................................      28,976        24,763        11,635        8,649        5,944
Long-term obligations, net of current portion..       1,864         2,105           212          359          292
Stockholders' equity (deficit) ................      10,287         8,348         3,129        1,313         (102)

--------------

(l) Represents a non-recurring compensation expense of $871,000 associated with the final stock grant and cash bonus pursuant to a compensation arrangement with an officer of the Company.

(2) Relates to acquisition of JIT. See Note 2 of Notes to Consolidated Financial Statements.

(3) See Note 1 of Notes to Consolidated Financial Statements for the basis of computing net income (loss) per common share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

    In March 1995, Interactive, Inc. merged with Intrepid Software, Inc., in a combination accounted for as a pooling-of-interests, and on December 31, 1995, the Company acquired all of the outstanding common shares of Just-In-Time Enterprise Systems, Inc. ("JIT") in a combination accounted for as a purchase. See Note 2 of the notes to the accompanying consolidated financial statements. Accordingly, Management's Discussion and Analysis of Financial Condition and Results of Operations reflects the financial condition and results of operations of the merged entity for the periods indicated, including the combination of JIT's balance sheet with that of the Company's as of December 31, 1995. The results of operations for JIT are reflected only for the year ended December 31, 1996 since the acquisition took place on December 31, 1995.

    JIT's assets and liabilities are included in the accompanying consolidated balance sheet at December 31, 1995 at values representing the Company's allocation of the purchase price. The excess of the purchase price over the fair value of the tangible assets and liabilities of JIT was assigned to acquired research and development and to acquired technology and other intangible assets. The portion of the purchase price allocated to acquired research and development which had not yet reached technological feasibility was charged to expense in the amount of $3,250,000. The portion allocated to acquired technology and other intangible assets is being amortized over estimated useful lives ranging from five to ten years. The allocation of purchase price is summarized in Note 2 of the notes to the accompanying consolidated financial statements. In addition, aggregate costs of $235,000 incurred by the Company during 1995 in connection with obtaining the license rights to an Oracle-based product were written off as a one-time charge as a result of the JIT acquisition rendering this product redundant.

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

    The Company derived approximately 32%, 38% and 37% of its total revenues from operations outside North America in 1996, 1995 and 1994, respectively. The Company's international business is subject to various risks common to international activities, including currency fluctuations. Revenues and expenses of the Company's international operations are translated at the average exchange rate in effect during the period. Translation adjustments are reported as a separate component of stockholders' equity.

    The Company's results of operations may fluctuate significantly, and there can be no assurance that the Company will experience revenue growth or be profitable in the future.

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain items included in the Company's Consolidated Statements of Operations:



                                                            YEARS ENDED DECEMBER 31,
                                                      ---------------------------------
                                                       1996          1995          1994
                                                      -----         -----        ------
Consolidated Statements of Operations Data:
Revenues:
  Software licenses ...........................        35.0%         34.1%         37.1%
  Software support services ...................        33.1          29.3          24.7
  Hardware ....................................        14.3          17.0          20.6
  Maintenance contracts .......................        15.4          16.2          12.8
  Other .......................................         2.2           3.4           4.8
                                                      -----         -----         -----
     Total revenues ...........................       100.0         100.0         100.0
Cost of revenues:
  Software licenses ...........................         6.8           7.7           9.7
  Software support services ...................        23.8          16.9          14.6
  Hardware ....................................        10.4          12.2          15.7
  Maintenance contracts .......................         6.7           5.9           3.4
  Other .......................................         2.7           3.5           4.1
                                                      -----         -----         -----
     Total cost of revenues ...................        50.4          46.2          47.5
                                                      -----         -----         -----
Gross margin ..................................        49.6          53.8          52.5
Operating expenses:
  Research and development ....................         7.2           4.8           4.6
  Selling, general and administrative .........        38.8          42.1          37.9
  Write-off of software license ...............          --            .7            --
  Compensation expense associated with employee
     stock bonus ..............................          --           2.6            --
  Purchased research and development ..........          --           9.9            --
                                                      -----         -----         -----
Income (loss) from operations .................         3.6          (6.3)         10.0
Other income (expense), net ...................         (.4)           .3           (.3)
                                                      -----         -----         -----
Income (loss) before income taxes .............         3.2          (6.0)          9.7
Provision (benefit) for income taxes ..........         1.0          (2.6)          3.4
                                                      -----         -----         -----
Net income (loss) .............................         2.2%         (3.4)%         6.3%
                                                      =====         =====         =====



Comparison of Years Ended December 31, 1996 and 1995

    Revenues. Total revenues increased 70.3% to $56.2 million in 1996 from $33.0 million in 1995. The increase was primarily attributable to increases in revenues from software licenses and software support services.

         Software License Revenues. Software license revenues increased 74.5% to $19.6 million in 1996 from $11.3 million in 1995. The increase in software license revenues was due to an increase in system sales and system upgrades to new and existing customers.

         Software Support Services Revenues. Revenues from software support services increased 92.4% to $18.6 million in 1996 from $9.7 million in 1995. The increase in revenues was principally due to incremental software support services revenues associated with the acquisition of JIT, as well as an increase in implementation services and programming services associated with increases in billable personnel to support the increase in software license revenues. Revenues from software support services do not necessarily increase at the same rate or time as increases in software license revenues due to the length of time encountered between the delivery and implementation of software licenses.

         Hardware Revenues. Hardware revenues increased 42.8% to $8.0 million in 1996 from $5.6 million in 1995. The increase was primarily due to increased computer hardware revenue to support the increase in system sales and upgrades to new and existing customers.

         Maintenance Contracts Revenues. Revenues from maintenance contracts increased 61.8% to $8.7 million from $5.3 million in 1995. The increase in maintenance contracts revenues was due to an increase in the number of customers paying maintenance fees for new and upgraded systems and incremental maintenance revenues associated with the acquisition of JIT.

    Cost of Revenues. Total cost of revenues increased 86.0% to $28.3 million in 1996 from $15.2 million in 1995.

         Cost of Software Licenses. The cost of software licenses consists primarily of the cost of software products included in the Company's systems that are provided by third-party suppliers, including royalties, based on license revenues earned by the Company. The cost of software licenses increased by 50.2% to $3.8 million in 1996 compared to $2.5 million in 1995. The increase was primarily attributable to increases in the purchases of software products from third party software vendors to support the increase in system sales.

         Cost of Software Support Services. The cost of software support services increased 139.9% to $13.4 million in 1996 from $5.6 million in 1995 as a result of the increase in related software support services provided by the Company, primarily consisting of personnel and contractor costs associated with the operations of JIT, as well as travel and other costs associated with providing implementation, programming, education and training, and other technical and consulting services.

         Cost of Hardware. The cost of hardware consists primarily of the cost of computer hardware and related peripheral equipment purchased by the Company from various suppliers for resale as part of the Company's turnkey systems. The cost of hardware increased by 45.5% to $5.8 million in 1996 from $4.0 million in 1995 due primarily to the increase in related hardware revenues.

         Cost of Maintenance Contracts. The cost of maintenance contracts increased by 93.7% to $3.8 million in 1996 from $2.0 million in 1995 as a result of an increase in personnel and contractor costs associated with the operations of JIT, royalty costs for third party software vendors, and other costs to support the growth in sales of new systems and system upgrades. The Company plans on continuing to increase spending in absolute dollars in order to continue to increase the quality and response time of its customer service organization on a national and international basis.

    Gross Margin. Gross margin increased by 56.9% to $27.9 million in 1996 from $17.8 million in 1995 primarily due to the increase in total revenues from 1995 to 1996. Overall gross margin as a percentage of total revenues decreased to 49.6% in 1996 from 53.8% in 1995, mainly as a result of a decrease in gross margin on software support services as a result of contractor costs associated with JIT's software support services revenue. Gross margin on the Company's software license revenues is significantly higher than on revenues from hardware, services and maintenance. Gross margins on software licenses increased to 80.5% in 1996 compared to 77.4% in 1995 due primarily to an increase in the Company's proprietary software revenue as a percentage of product mix, price increases and a reduction in the cost of royalties paid to third party software vendors. Gross margins on software support services decreased significantly to 28.2% in 1996 from 42.4% in 1995. The Company attributes this decrease to higher personnel and contractor costs associated with JIT, increases in other costs associated with providing implementation, programming, education and training services, and lower utilization of billable personnel due to training required on the Company's new software release. Hardware gross margins decreased slightly to 27.0% in 1996 from 28.4% in 1995. The Company, in general, expects to realize hardware margins in the approximate range of 25%-28% under normal conditions. Gross margins on maintenance contracts decreased to 56.3% in 1996 from 63.5% in 1995 due mainly to increases in customer support personnel, third party royalty costs, and contractor costs associated with JIT's maintenance contracts revenue.

    Research and Development Expenses. Research and development expenses, which consist largely of software development costs, increased 155.9% to $4.1 million in 1996 from $1.6 million in 1995 primarily as a result of the incremental addition of JIT's research and development personnel and costs to the

Company's existing research and development organization, as well as contractor costs associated with JIT's research and development expenditures. Research and development expenses as a percentage of total revenues increased to 7.2% in 1996 from 4.8% in 1995, and increased as a percentage of software license revenues to 20.7% in 1996 from 14.1% in 1995, due primarily to the expansion of the Company's software development resources as a result of the JIT acquisition. The Company intends to increase spending in absolute dollars on research and development in general to continue to expand its product development resources.

    Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 56.9% to $21.8 million in 1996 from $13.9 million in 1995. As a percentage of total revenue, selling, general and administrative expenses decreased to 38.8% in 1996 compared to 42.1% in 1995. The increase in absolute dollars in selling, general and administrative expenses is primarily due to increases in selling and marketing activities, increases in sales personnel, higher sales commissions associated with increased revenues and margins, and increased travel and administrative costs to support the acquisition of JIT and the general growth of the Company. The Company expects selling, general and administrative expenses to increase in absolute dollars in future periods to support the Company's growth.

    Provision (Benefit) for Income Taxes. The Company's effective tax rate decreased to 30.3% in 1996 from 42.7% in 1995, due primarily to the realization of research and development tax credits in 1996.

Comparison of Years Ended December 31, 1995 and 1994

    Revenues. Total revenues increased 15.3% to $33.0 million in 1995 from $28.6 million in 1994. The increase was primarily attributable to increases in revenues from software support services and maintenance contracts.

         Software License Revenues. Software license revenues increased 5.8% to $11.3 million in 1995 from $10.6 million in 1994. The increase in software license revenues was due to an increase in system sales to new customers.

         Software Support Services Revenues. Revenues from software support services increased 36.8% to $9.7 million in 1995 from $7.1 million in 1994. The increase in revenues was principally due to an increase in implementation services, programming, and billable hours, as well as an increase in billable software support services personnel and higher utilization of software support services personnel. Revenues from software support services do not typically increase at the same rate or time as increases in software license revenues due to the length of time encountered between the delivery and implementation of software licenses.

         Hardware Revenues. Hardware revenues decreased 4.7% to $5.6 million in 1995 from $5.9 million in 1994. The decrease in revenue was primarily due to vendor delays in computer hardware shipments.

         Maintenance Contracts Revenues. Revenues from maintenance contracts increased 46.3% to $5.3 million in 1995 from $3.7 million in 1994. The increase in maintenance contracts revenues was primarily due to an increase in the number of customers paying maintenance fees for new and upgraded systems.

    Cost of Revenues. Total cost of revenues increased 12.0% to $15.2 million in 1995 from $13.6 million in 1994.

         Cost of Software Licenses. The cost of software licenses consists primarily of the cost of software products included in the Company's systems that are provided by third-party suppliers, including royalties, based on license revenues earned by the Company. The cost of software licenses decreased by 8.6% to $2.5 million in 1995 compared to $2.8 million in 1994 due to an increase in the Company's proprietary software license revenue as a percentage of product mix and a reduction in the cost of royalties paid to third party software vendors.

         Cost of Software Support Services. The cost of software support services increased by 33.6% to $5.6 million in 1995 from $4.2 million in 1994 as a result of the increase in related software support services provided by the Company, primarily consisting of personnel costs, travel, materials, and other costs associated with providing implementation, programming, education and training, and other technical and consulting services.

         Cost of Hardware. The cost of hardware consists primarily of the cost of computer hardware and related peripheral equipment purchased by the Company from various suppliers for resale as part of the Company's turnkey systems. The cost of hardware decreased by 10.8% to $4.0 million in 1995 from $4.5 million in 1994 due primarily to vendor delays in computer hardware shipments of booked hardware orders.

         Cost of Maintenance Contracts. The cost of maintenance contracts doubled to $2.0 million in 1995 from $1.0 million in 1994 as a result of a significant increase in personnel, royalty costs for third party software vendors, and other costs to support the growth in sales of new systems and system upgrades. The Company plans on continuing to increase spending in absolute dollars in order to continue to increase the quality and response time of its customer service organization on a national and international basis.

    Gross Margin. Gross margin increased by 18.2% to $17.8 million in 1995 from $15.0 million in 1994 primarily due to the increase in total revenues from 1994 to 1995. Overall gross margin as a percentage of total revenues increased to 53.8% in 1995 from 52.5% in 1994, mainly as a result of the increase in gross margins on software license revenues and hardware revenue. Gross margin on the Company's software license revenues is significantly higher than on revenues from hardware, services and maintenance. Gross margins on software licenses increased by 3.6% to 77.4% in 1995 compared to 73.8% in 1994 due primarily to an increase in the Company's proprietary software revenue as a percentage of product mix, price increases, and a reduction in the cost of royalties paid to third party software vendors. Gross margins on software support services increased to 42.4% in 1995 from 41.1% in 1994, due mainly to increased utilization of billable implementation and programming personnel. Hardware gross margins increased to 28.4% in 1995 from 23.5% in 1994 due to the absence in 1995 of certain low margin sales that occurred in 1994 to meet specific customer contractual requirements. The Company, in general, realizes hardware margins in the approximate range of 25%-28% under normal conditions. Gross margins on maintenance contracts decreased to 63.5% in 1995 from 73.7% in 1994 due to the addition of a significant number of new support personnel, travel and materials, and third party royalty costs to support the increase in new customer accounts.

    Research and Development Expenses. Research and development expenses, which consist largely of software development costs, increased 20.3% to $1.6 million in 1995 from $1.3 million in 1994 as a result of the Company's continuing focus on product enhancements and new product design. Research and development expenses as a percentage of total revenues increased slightly to 4.8% in 1995 from 4.6% in 1994, and increased as a percentage of software license revenues to 14.1% in 1995 from 12.4% in 1994.

    Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 28.1% to $13.9 million in 1995 from $10.8 million in 1994. The increase in selling, general and administrative expenses was largely due to increases in selling and marketing activities, increased travel, the opening of new offices in the United States and Europe, including offices in Atlanta, San Francisco, Cleveland and Eindhoven, The Netherlands, increases in sales personnel, higher sales commissions associated with increased revenues and margins, and increases in the number of personnel and administrative expenses to support the Company's growing operations. In addition, the Company incurred increased legal, accounting, and other expenses associated with regulatory and public reporting requirements. The Company's selling, general and administrative expenses increased as a percentage of total revenue to 42.1% in 1995 compared to 37.9% in 1994. The Company increased selling, general and administrative expenses in 1995 in order to support total revenues in the $35-36 million range, which did not occur due to the deferral of certain revenues from the quarter ended December 31, 1995 into the first quarter of 1996.

    Write-off of Software License. See "Overview-Management's Discussion and Analysis of Financial Condition and Results of Operations."

    Compensation Expense Associated with Employee Stock Bonus. In the quarter ended March 31, 1995, the Company recorded compensation expense of $871,000 in connection with the grant of a stock bonus of 112,800 shares of common stock to an officer of the Company and the related cash bonus associated with income taxes payable as a result of the stock bonus. Such compensation was paid to the officer pursuant to an arrangement entered into between the Company and the officer in January 1991. No additional compensation will be paid to the officer or to any other employee of the Company pursuant to such an arrangement, and the Company is taking this expense as a one-time charge for the year ended December 31, 1995.

    Purchased Research and Development. See "Overview-Management's Discussion and Analysis of Financial Condition and Results of Operations."

    Provision (Benefit) for Income Taxes. The Company's effective tax rate increased to 42.7% in 1995 from 35% in 1994, due primarily to the realization of tax credits in 1994 and the release of the remaining valuation allowance in 1994, both of which reduced the 1994 effective rate. In addition, the effective rate for 1995 was affected by the realization of tax credits.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has financed its operations to date through cash flow from operations, bank lines of credit, long-term equipment financing, and its initial public offering in May 1995. The Company has lines of credit with commercial banks under which the Company may borrow up to a total of $4.3 million, secured by substantially all assets of the Company. As of December 31, 1996, $1.2 million was outstanding under these lines. The lines of credit are scheduled to expire on May 31, 1997 and June 30, 1997.

    In 1996, operating activities provided net cash of $629,000, primarily due to earnings from operations of $1.3 million and increases in accrued expenses and accounts payable in the aggregate of $3.1 million. This was offset by a $3.1 million increase in accounts receivable, a $772,000 increase in prepaid expenses and other assets, and a $1.3 million decrease in deferred revenue and customer deposits. The Company used net cash of $1.6 million in investing activities, primarily for the purchase of property and equipment. Financing activities provided net cash of $36,000, primarily from $1.2 million of proceeds from short-term borrowings and $415,000 of proceeds from the Company's employee stock purchase and option plans, offset by approximately $1.6 million in payments on short-term borrowings, long-term obligations and capital leases.

    As of December 31, 1996, the Company had approximately $3.7 million in cash and $5.0 million in working capital, compared to $4.5 million in cash and $4.6 million in working capital as of December 31, 1995. The Company believes that its current cash balances, available lines of credit, and cash flow from operations will be sufficient to meet its working capital, debt servicing, and capital expenditure requirements for at least the next 12 months. However, the Company may seek additional sources of funds in the future for the acquisition of businesses, products, or technologies complementary to the Company's current business, working capital, and other corporate needs. There can be no assurance that such potential sources of financing will be available on reasonable terms.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements of the Company listed in Item 14
(a)(1) are included herein on pages 31 through 47 and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.


                                    PART III

ITEM 10. ALL DIRECTORS AND OFFICERS OF THE REGISTRANT

     See the section entitled "Executive Officers and Key Employees" in Part I,
Item 1 hereof for information regarding executive officers.

    The information required by this item with respect to directors is incorporated by reference from the information under the caption "Election of Directors," contained in the Company's Definitive Proxy Statement which will be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company's Annual Meeting of Stockholders to be held on June 3, 1997 (the "Proxy Statement")

ITEM 11. EXECUTIVE COMPENSATION

      The information required by this item is incorporated by reference to the information appearing under the caption "Executive Compensation" in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by this item is incorporated by reference to the information appearing under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this item is incorporated by reference to the information appearing under the caption "Certain Transactions" in the Proxy Statement.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)   Index to Consolidated Financial Statements

    The consolidated financial statements required by this item are submitted in a separate section beginning on page 31 of this Annual Report on Form 10-K.

                                                                                      PAGE
                                                                                      ----
         Report of Ernst & Young LLP, Independent Auditors ....................         32
         Consolidated Balance Sheets as of December 31, 1996 and 1995..........         33
         Consolidated Statements of Operations for the years ended
            December 31, 1996, 1995 and 1994...................................         34
         Consolidated Statements of Stockholders' Equity for the years ended
            December 31, 1996, 1995 and 1994...................................         35
         Consolidated Statements of Cash Flows for the years ended
            December 31, 1996, 1995 and 1994...................................         36
         Notes to Consolidated Financial Statements............................      37-47

(a)(2)   Index to Financial Statement Schedules

    All schedules are omitted because they are not required, are not applicable, or the information is included in the consolidated financial statements or notes thereto.

(a)(3)   Index to Exhibits

         See Index to Exhibits beginning on page 48.

    The following management compensatory plans and arrangements are required to be filed as exhibits to this Report on Form 10-K pursuant to Item 14(c):

         Exhibit
         Number                        Description of Document
         -------                       -----------------------
         10.2        Registrant's 1995 Stock Option Plan (the "Option Plan"), as
                     amended.

         10.3        Form of Incentive Stock Option under the Option Plan. (1)

         10.25       Registrant's Employee Stock Purchase Plan. (2)

         (1) Filed as an exhibit to Registrant's Registration Statement on Form S-1 (No. 33-90816) and incorporated herein by reference.

         (2) Filed as an exhibit to Registrant's Registration Statement on Form S-8 (No. 333-290) and incorporated herein by reference.


(b)      Reports on Form 8-K

    The Company did not file any reports on Form 8-K during the three months ended December 31, 1996.

(c)      Exhibits

         The exhibits required by this Item are listed under Item 14(a)(3).

(d)      Financial Statement Schedules

         The financial statement schedules required by this Item are listed under Item 14(a)(2).

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Diego, County of San Diego, State of California, on the 26th day of March, 1997.

                                        INTERACTIVE GROUP, INC.


                                        By  /s/ Robert C. Vernon
                                            ----------------------------
                                            Robert C. Vernon
                                            Chairman of the Board
                                            and Chief Executive Officer


                                POWER OF ATTORNEY

    KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert C. Vernon and Michael D. Reynolds, or any of them, his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     SIGNATURE                                  TITLE                                      DATE
-----------------------         ------------------------------------------------     --------------
                                Chairman of the Board and Chief Executive            March 26, 1997
/s/ Robert C. Vernon            Officer (Principal Executive Officer)
-----------------------
    Robert C. Vernon

                                Chief Financial Officer and Secretary                March 26, 1997
/s/ Michael D. Reynolds         (Principal Financial and Accounting Officer)
-----------------------
    Michael D. Reynolds


/s/ Mark Hellinger              President, Chief Operating Officer and Director      March 26, 1997
-----------------------
    Mark Hellinger


/s/ Randolph S. Naylor          Senior Vice President and Director                   March 26, 1997
-----------------------
    Randolph S. Naylor


/s/ Lyndol L. Cook              Director                                             March 26, 1997
-----------------------
    Lyndol L. Cook


 /s/ Michael H. Gay             Director                                             March 26, 1997
-----------------------
     Michael H. Gay

                             INTERACTIVE GROUP, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                      FOR THE YEAR ENDED DECEMBER 31, 1996


                                                                           PAGE
Report of Ernst & Young LLP, Independent Auditors....................        32

Consolidated Balance Sheets as of December 31, 1996 and 1995.........        33

Consolidated Statements of Operations for the years ended
  December 31, 1996, 1995 and 1994...................................        34

Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 1996, 1995 and 1994.......................        35

Consolidated Statements of Cash Flows for the years ended
  December 31, 1996, 1995 and 1994...................................        36

Notes to Consolidated Financial Statements...........................     37-47

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors
Interactive Group, Inc.

We have audited the accompanying consolidated balance sheets of Interactive Group, Inc. as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the combined financial statements of Intrepid Software, Inc. and Affiliates, which statements reflect net income constituting approximately 14% of the related consolidated statement of operations total for the year ended December 31, 1994. The aforementioned statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for Intrepid Software, Inc. for the aforementioned period, is based solely on the report of other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Interactive Group, Inc. at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


                                           ERNST & YOUNG LLP

San Diego, California
February 19, 1997

                             INTERACTIVE GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)



                                                                             DECEMBER 31,  December 31,
                                                                                1996          1995
                                                                             -----------   -----------
ASSETS

Current assets:
    Cash and cash equivalents                                                  $ 3,682       $ 4,467
    Accounts receivable, net of allowance for doubtful accounts of              16,064        12,977
       $547 and $399 at December 31, 1996 and 1995, respectively
    Deferred income taxes                                                          540           333
    Prepaid expenses and other current assets                                    1,561         1,114
                                                                               -------       -------
       Total current assets                                                     21,847        18,891
Property and equipment, net                                                      3,063         2,330
Intangible assets, net                                                           2,353         2,040
Deferred income taxes                                                            1,134         1,173
Deposits and other assets                                                          579           329
                                                                               -------       -------
Total assets                                                                   $28,976       $24,763
                                                                               =======       =======
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                           $ 6,770       $ 5,188
    Accrued salaries and commissions                                             2,086         1,016
    Value added taxes payable                                                      682           506
    Other accrued expenses                                                       2,766         2,450
    Current portion of obligations under capital leases                            172           404
    Short-term borrowings and current portion of long-term obligations           2,013         1,099
    Customer deposits                                                              448           643
    Deferred revenue                                                             1,888         3,004
                                                                               -------       -------
       Total current liabilities                                                16,825        14,310
Obligations under capital leases, less current portion                             170           171
Long-term obligations, less current portion                                      1,694         1,934

Commitments and contingencies (Note 9)

Stockholders' equity:
    Preferred stock, $.001 par value:
       Authorized shares - 5,000,000
       None issued and outstanding                                                  --            --
    Common stock, $.001 par value:
       Authorized shares - 30,000,000
       Issued and outstanding shares - 4,485,712 and 4,385,216
         shares at December 31, 1996 and December 31, 1995, respectively             4             4
    Additional capital                                                           7,019         6,461
    Retained earnings                                                            3,127         1,866
    Cumulative foreign currency translation adjustments                            137            17
                                                                               -------       -------
       Total stockholders' equity                                               10,287         8,348
                                                                               -------       -------
Total liabilities and stockholders' equity                                     $28,976       $24,763
                                                                               =======       =======


                             See accompanying notes.

                             INTERACTIVE GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                      YEARS ENDED DECEMBER 31,
                                                -------------------------------------
                                                  1996           1995           1994
                                                -------        -------        -------
REVENUES:
  Software licenses                             $19,643        $11,255        $10,633
  Software support services                      18,629          9,680          7,078
  Hardware                                        8,014          5,613          5,891
  Maintenance contracts                           8,650          5,347          3,655
  Other                                           1,255          1,098          1,368
                                                -------        -------        -------
     Total revenues                              56,191         32,993         28,625

COST OF REVENUES:
  Software licenses                               3,826          2,548          2,789
  Software support services                      13,377          5,575          4,172
  Hardware                                        5,849          4,021          4,506
  Maintenance contracts                           3,784          1,954            963
  Other                                           1,494          1,133          1,167
                                                -------        -------        -------
     Total cost of revenues                      28,330         15,231         13,597
                                                -------        -------        -------
GROSS MARGIN                                     27,861         17,762         15,028
OPERATING EXPENSES:
   Research and development                       4,064          1,588          1,320
   Selling, general and administrative           21,791         13,891         10,847
   Write-off of software license                     --            235             --
   Compensation expense associated with
     employee stock bonus                            --            871             --
   Purchased research and development                --          3,250             --
                                                -------        -------        -------
INCOME (LOSS) FROM OPERATIONS                     2,006         (2,073)         2,861
OTHER INCOME (EXPENSE):
   Interest income                                   82            167             26
   Interest expense                                (279)           (80)          (106)
                                                -------        -------        -------
     Total other income (expense)                  (197)            87            (80)
                                                -------        -------        -------
INCOME (LOSS) BEFORE INCOME TAXES                 1,809         (1,986)         2,781
Provision (benefit) for income taxes                548           (848)           972
                                                -------        -------        -------
NET INCOME (LOSS)                               $ 1,261        $(1,138)       $ 1,809
                                                =======        =======        =======
Net income (loss) per common and common
     share equivalents outstanding              $  0.28        $ (0.28)       $  0.49
                                                =======        =======        =======
Weighted average number of common and
     common share equivalents outstanding         4,468          4,084          3,685
                                                =======        =======        =======





                             See accompanying notes.

                             INTERACTIVE GROUP, INC.
                           CONSOLIDATED STATEMENTS OF
                              STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)




                                                                                                     CUMULATIVE
                                                                                                       FOREIGN
                                                     COMMON STOCK                                      CURRENCY       TOTAL
                                                ----------------------    ADDITIONAL     RETAINED    TRANSLATION   STOCKHOLDERS'
                                                  SHARES        AMOUNT      CAPITAL      EARNINGS    ADJUSTMENTS      EQUITY
                                                ----------      ------    ----------     --------    ----------    ------------
Balance December 31, 1993                        3,387,764        $ 3       $   76        $ 1,195        $ 39        $ 1,313
   Employee stock bonus                             28,200         --           19             --          --             19
   Foreign currency translation
      adjustment                                        --         --           --             --         (12)           (12)
   Net income                                           --         --           --          1,809          --          1,809
                                                ----------        ---       ------        -------        ----        -------
Balance December 31, 1994                        3,415,964          3           95          3,004          27          3,129
   Compensation relating to the granting
      of stock options and stock bonus             112,800         --          466             --          --            466
   Issuance of common stock                      1,200,000          1        6,191             --          --          6,192
   Repurchase of common stock                     (535,800)        --         (400)            --          --           (400)
   Exercise of warrants and stock options          192,252         --           47             --          --             47
   Tax benefit related to stock options
      exercised                                         --         --           62             --          --             62
   Foreign currency translation
      adjustment                                        --         --           --             --         (10)           (10)
   Net loss                                             --         --           --         (1,138)         --         (1,138)
                                                ----------        ---       ------        -------        ----        -------
Balance December 31, 1995                        4,385,216          4        6,461          1,866          17          8,348
   Compensation relating to the
      granting of stock options                         --         --          161             --          --            161
   Issuance of common stock                         92,623         --          410             --          --            410
   Repurchase of common stock                       (4,127)        --          (18)            --          --            (18)
   Exercise of stock options                        12,000         --            5             --          --              5
   Foreign currency translation
      adjustment                                        --         --           --             --         120            120
   Net income                                           --         --           --          1,261          --          1,261
                                                ----------        ---       ------        -------        ----        -------
Balance December 31, 1996                        4,485,712        $ 4       $7,019        $ 3,127        $137        $10,287
                                                ==========        ===       ======        =======        ====        =======



                             See accompanying notes.

                             INTERACTIVE GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                      YEARS ENDED DECEMBER 31,
                                                                               -------------------------------------
                                                                                 1996           1995           1994
                                                                               -------        -------        -------
OPERATING ACTIVITIES:
    Net income (loss)                                                          $ 1,261        $(1,138)       $ 1,809
    Adjustments to reconcile net income (loss) to cash provided by
         (used in) operating activities:
            Depreciation and amortization                                        1,414            515            368
            Compensation relating to the granting of options
               and stock bonus                                                     161            466             19
            Deferred income taxes                                                 (168)        (1,377)            45
            Purchased research and development                                      --          3,250             --
            Write-off of software license                                           --            235             --
            Other                                                                  (13)            62             (4)
            Changes in operating assets and liabilities:
               Accounts receivable                                              (3,087)        (2,685)        (2,254)
               Prepaid expenses and other assets                                  (772)          (798)            49
               Accounts payable                                                  1,582             64            318
               Accrued expenses                                                  1,562            985            567
               Deferred revenue and customer deposits                           (1,311)           323            469
                                                                               -------        -------        -------
                     Net cash provided by (used in) operating activities           629            (98)         1,386

INVESTING ACTIVITIES:
    Purchase of property and equipment                                          (1,664)          (936)          (797)
    Proceeds from sale of property and equipment                                   109             --             40
    Acquisition of businesses                                                       --         (1,500)            --
                                                                               -------        -------        -------
                     Net cash used in investing activities                      (1,555)        (2,436)          (757)

FINANCING ACTIVITIES:
    Net proceeds from issuance of common stock                                     415          6,214             --
    Repurchase of common stock                                                     (18)          (400)            --
    Proceeds from short- and long-term borrowings                                1,200             --            100
    Payments of short- and long-term borrowings and capital leases              (1,561)          (568)          (337)
                                                                               -------        -------        -------
                     Net cash provided by (used in) financing activities            36          5,246           (237)

EFFECT OF EXCHANGE RATE ON CASH                                                    105             34             73
                                                                                ------        -------        -------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                              (785)         2,746            465
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                   4,467          1,721          1,256
                                                                               -------        -------        -------
                                                                                                             =======
CASH AND CASH EQUIVALENTS AT END OF YEAR                                       $ 3,682        $ 4,467        $ 1,721
                                                                               =======        =======        =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period:
    Interest                                                                   $   237        $    80        $    68
                                                                               =======        =======        =======
    Income taxes                                                               $   154        $   456        $   696
                                                                               =======        =======        =======
Non-cash transactions:
    Property and equipment acquired under capital lease obligation             $   184        $    --        $    27
                                                                               =======        =======        =======
    Note payable for business acquisition                                      $    --        $ 2,500        $    --
                                                                               =======        =======        =======
    Earnout payable for business acquisitions                                  $   573        $    --        $    --
                                                                               =======        =======        =======



                             See accompanying notes.

                             INTERACTIVE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

   On March 20, 1995, Interactive, Inc. ("Interactive") completed a merger (Note
2) with Intrepid Software, Inc. ("Intrepid"), and the combined entity changed its name to Interactive Group, Inc. (the "Company") and reincorporated in the state of Delaware. The consolidated financial statements are derived from the historical consolidated financial statements of Interactive and its wholly owned United Kingdom subsidiaries (the "United Kingdom operations"), and the historical combined financial statements of Intrepid.

   On December 31, 1995, the Company acquired all of the outstanding shares of Just-In-Time Enterprise Systems, Inc. ("JIT") from Fourth Shift Corporation ("FSC") of Minneapolis, Minnesota, a publicly traded manufacturing software company (Note 2). The consolidated balance sheet as of December 31, 1995 reflects the acquisition which was accounted for under the purchase method of accounting. The results of operations of JIT are included in the consolidated statements of operations since the date of the acquisition.

   All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

Description of Business

   The Company develops, markets, implements and supports integrated business information systems that enable discrete manufacturers to manage their enterprise-wide information requirements. The Company primarily sells and implements its business information systems directly to mid-to-large size manufacturing companies in the U.S., U.K., Canada and Europe. Since 1992, the Company has expanded its sales, implementation, and customer service capabilities through the addition of offices as well as the establishment of centralized customer service centers in both the United States and United Kingdom. Substantially all of the Company's revenues are generated from the sale of its systems, which usually consist of proprietary and third-party software licenses, implementation and software support services, third-party hardware and maintenance contracts. The Company's proprietary software licenses are sold on a packaged or individual module basis, and the license fee is determined in part by the number of modules and concurrent system users. Implementation and software support services are furnished on a daily or hourly basis and billed monthly as incurred. Maintenance fees are based on a percentage of software license fees.

Cash and Cash Equivalents

   The Company considers all highly liquid investments with original maturities of less than ninety days to be cash equivalents.

Concentration of Credit Risk

   Concentration of credit risk with respect to accounts receivable is limited due to the wide variety of customers to which the Company's products are sold, as well as their dispersion across geographic areas. The Company sells its products and services primarily to customers in the manufacturing industry. Credit is extended based on an evaluation of the customer's financial condition and collateral is generally not required. Credit losses have been minimal and have been within management's expectations. For the three years ended December 31, 1996, the Company had no individual customer which accounted for 10% or more of total annual revenues.

Property and Equipment

   Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets (principally three to seven years). Leasehold improvements are amortized over the lesser of their estimated useful life or term of the lease.

Intangible Assets

   Intangible assets primarily were acquired in the JIT acquisition, and are comprised of the trademarks and trade names, assembled work force, customer base, and developed technology purchased as detailed in Note 3. The intangible assets are being amortized on a straight-line basis over estimated useful lives ranging from 3 to 10 years. Amortization expense for the years ended December 31, 1996 and 1995 was $336,000 and $0, respectively.

   In July 1995, the Company exercised its option to purchase licensing rights to an Oracle-based manufacturing software package. As a direct result of the acquisition of JIT in December 1995 (Note 2), the Company has taken a write-off of $235,000 which represents the value of the license rights and related capitalized software costs, net of accumulated amortization of $84,000, which were deemed by the Company to be redundant.

Foreign Currency Translation

   The Company has determined that the local currency of the United Kingdom operations is the functional currency. Accordingly, assets and liabilities are translated at the current exchange rate at the balance sheet date, and revenues and expenses are translated at the average exchange rate in effect during the period. Translation adjustments are reported as a separate component of stockholders' equity. Realized gains and losses related to foreign currency transactions are reported as income or expense in the period presented. Such gains and losses were not material for any period presented.

Revenue Recognition

   Revenues from software licenses are recognized upon delivery, provided that no significant obligations remain and collection of the related receivable is deemed probable. Software support services revenues are recognized in the period in which the services are performed. Revenues from hardware sales are recognized upon shipment of the product. Revenues from software maintenance contracts are recognized ratably over the period of the contract. Revenues from turnkey systems, which include both hardware and software, are recognized upon delivery of the software and hardware that is considered essential to the functionality of the system, provided that no significant obligations remain and collection of the related receivable is deemed probable. Insignificant vendor obligations are accounted for by deferring revenue attributable to the obligations and recognizing it ratably as the obligations are fulfilled. Revenues on long-term contracts are recognized on the percentage-of-completion method with progress-to-completion measured based upon labor hours incurred. Estimates related to all long-term contracts are reviewed periodically. The effect on revenues or costs from any revisions to estimates is recorded in the period in which such revisions are made.

Research and Development

   Costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs would be capitalized in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. Because the Company believes that its current process for developing software is essentially completed concurrently with the establishment of technological feasibility, no software development costs are capitalized at December 31, 1996 or 1995.

Reliance on Estimates

   The financial statements have been prepared in accordance with generally accepted accounting principles and have required management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. With the acquisition of JIT, the Company may incur up to a total of $1.2 million of contingent consideration due to FSC, which is payable based on a percentage of future revenues generated from the JIT software after December 31, 1995. This contingent payment is due on January 31, 1999 (Notes 2 and 4).

Per Share Information

   For the periods prior to the initial public offering completed May 23, 1995, per share information was computed pursuant to the rules of the Securities and Exchange Commission ("SEC"), which require that common stock issued by the Company during the twelve months immediately preceding the Company's initial public offering, plus the number of common shares issuable pursuant to the grant of stock options during the same period, be included in the calculation of the shares outstanding using the treasury stock method.

   For the period subsequent to the closing of the initial public offering, per share information is computed using the weighted average number of common shares and common share equivalents outstanding which have a dilutive effect when applying the treasury stock method. Common share equivalents result from outstanding warrants and options to purchase common stock.

   All share and per share information has been adjusted to reflect the 282-to-1 stock split completed in March 1995.

Impairment of Long-Lived Assets

   On January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("SFAS 121"). The adoption of SFAS 121 did not impact the financial position or results of operations of the Company in 1996.


NOTE 2. BUSINESS MERGER AND ACQUISITION

Business Merger

   Pursuant to a Plan and Agreement of Merger on March 20, 1995, the Company issued 511,725 shares of its common stock for all of the outstanding common stock of Intrepid. All share and per share amounts in the accompanying consolidated financial statements and notes thereto have been retroactively adjusted to give effect to the exchange of shares. The accompanying consolidated financial statements of the Company have been restated to reflect the merger, which has been accounted for as a pooling-of-interests.

   The combined historical financial statements of Intrepid include the accounts of Intrepid and its affiliate, Ultimate Business Systems, Inc. ("UBS"). In December 1994, UBS was merged into Intrepid in a tax-free statutory merger, with Intrepid the surviving entity. Because these companies were under common control, the merger was accounted for in a manner similar to that in pooling-of-interests accounting.

Business Acquisitions

   On December 31, 1995, the Company acquired all of the outstanding shares of JIT in exchange for $1.5 million of cash, a $2.5 million note payable, and the assumption of net liabilities of $4.3 million. These liabilities do not take into account any potential losses associated with litigation that JIT is subject to in the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's results of operations or financial position.

   In addition, $1.2 million of contingent consideration is payable based on a percentage of future revenues generated from the JIT software. During the year ended December 31, 1996, the Company accrued $415,000 under the earnout calculation and recorded a corresponding increase to its intangible assets related to the purchase price of JIT (Note 4).

   A summary of the purchase price and the allocation of costs to the assets acquired is as follows as of December 31, 1996 (in thousands):

                  Current assets                   $2,165
                  Fixed assets                        863
                  Intangible assets                 2,455
                  In-process technology             3,250
                                                   ------
                                                   $8,733
                                                   ======

   For the year ended December 31, 1995, the Company recorded a non-recurring expense of $3,250,000 for purchased in-process research and development relating to the JIT acquisition.


NOTE 3. BALANCE SHEET INFORMATION

Property and equipment consist of the following (in thousands):

                                                                    DECEMBER 31,
                                                               -----------------------
                                                                1996             1995
                                                                ----             ----
         Computers and peripheral equipment                    $ 5,052         $ 3,832
         Furniture and fixtures                                  1,523           1,164
         Leasehold improvements and other                          951             679
                                                               -------         -------
                                                                 7,526           5,675

         Less accumulated depreciation and amortization         (4,463)         (3,345)
                                                               -------         -------
                                                               $ 3,063         $ 2,330
                                                               =======         =======

Intangible assets consist of the following (in thousands):

                                                                DECEMBER 31,
                                                      -------------------------------
                                                        1996                   1995
                                                        ----                   ----
         Assembled workforce                          $   831                 $   790
         Trademarks and tradenames                        457                     457
         Customer base                                    563                     440
         Developed technology                             770                     353
         Other                                             68                      --
                                                      -------                 -------
                                                        2,689                   2,040
         Less accumulated amortization                   (336)                     --
                                                      -------                 -------
                                                      $ 2,353                 $ 2,040
                                                      =======                 =======

NOTE 4. LONG-TERM OBLIGATIONS

Long-term obligations consist of the following (in thousands):

                                                                                                     DECEMBER 31,
                                                                                           -----------------------------
                                                                                             1996                1995
                                                                                             ----                ----

8.75% note payable to Fourth Shift Corporation; principal and interest payable in twelve equal quarterly installments
  of $239,130 each, commencing on April 1, 1996 through
  January 1, 1999                                                                           $ 1,934             $ 2,500

Revolving line of credit agreement with United Kingdom Bank (the "United Kingdom
  Agreement"); interest payable monthly at the bank's prime rate plus 2% (8% at
  December 31, 1996); expires May 31, 1997                                                       --                 533

Revolving line of credit agreement; interest payable monthly (8.06% - 8.25% at
  December 31, 1996); expires June 30, 1997                                                   1,200                  --

Non-interest bearing earnout payable to Fourth Shift Corporation; due
  January 31, 1999                                                                              415                  --

Other                                                                                           158                  --
                                                                                            -------             -------

                                                                                              3,707               3,033
Less current portion of long-term obligations                                                (2,013)             (1,099)
                                                                                            -------             -------
                                                                                            $ 1,694             $ 1,934
                                                                                            =======             =======

   Maturities of long-term obligations after 1996 are as follows: 1997, $2,013; 1998, $1,045; 1999, $649.

   The note payable to Fourth Shift Corporation is secured by a security interest granted to Fourth Shift Corporation in all of the outstanding capital stock of JIT, the JIT Software and the receivables of the Company related to the JIT Software.

   The United Kingdom Agreement is limited to borrowings of 800,000 British pounds ($1.3 million at December 31, 1996) and is secured by the accounts receivable of Interactive (U.K.) Ltd. The United Kingdom Agreement contains restrictive covenants, including limitations on the payment of dividends. At December 31, 1996, the Company was in compliance with all such covenants.

   The Company has a revolving line of credit under an agreement (the "Interactive Agreement") with its bank which provides for borrowings of up to $3 million through June 30, 1997. Under the Interactive Agreement, the Company may elect to receive certain advances (the "Variable Rate Advances") in any amount, which bear interest at the bank's reference rate per annum (8.25% at December 31, 1996). Interest on the Variable Rate Advances is payable monthly. Principal is due upon maturity of the Interactive Agreement. The Company had $600,000 in variable rate advances outstanding under the Interactive Agreement at December 31, 1996 and none outstanding at December 31, 1995. In addition, the Company may elect to receive certain advances (the "Fixed Rate Advances") in the minimum amount of $100,000, to remain outstanding for a fixed period of time, generally 30 or 60 days, which bear interest at the Eurodollar rate plus 2% per annum (8.06% at December 31, 1996). Principal and interest on Fixed Rate Advances are due at the end of the fixed period; however, the outstanding balance may be renewed indefinitely through June 30, 1997. The Company had $600,000 in fixed rate advances outstanding under the Interactive Agreement at December 31, 1996 and none outstanding at December 31, 1995. In January 1997, the Company increased its bank line of credit for borrowings to $4 million.

   The Interactive Agreement also contains a clause providing for the issuance by the bank of standby letters of credit on behalf of the Company, not to exceed $3 million. No such letters of credit were outstanding at December 31, 1996.

   Advances under the Interactive Agreement are secured by substantially all of the Company's assets. The agreement contains restrictive covenants including the maintenance of certain financial ratios, limitations on dividend payments, additional borrowings, loans and advances, and limitations on repurchase of the Company's stock, except repurchases made under the Stock Purchase Agreement referred to in Note 5. At December 31, 1996, the Company obtained a waiver from its bank for a covenant violation relating to the purchase of certain assets and was in compliance with all remaining covenants.


NOTE 5. STOCKHOLDERS' EQUITY

   In 1990, a stockholder of the Company was issued a warrant to purchase 141,361 shares of the Company's common stock at $.18 per share. The warrant was exercised in March 1995 by reducing the subordinated debenture payable to the stockholder.

   In January 1991, the Company entered into a stock and cash bonus arrangement (the "Arrangement") with an officer of the Company that provides for the issuance of common stock as a bonus for services rendered. On each January 1, 1992, 1993 and 1994, 28,200 shares of common stock were issued. In conjunction with these stock bonuses, the officer received cash bonuses sufficient to cover the income taxes payable as a result of such stock bonuses. The Company has recognized as compensation expense the total of the current fair value of the common stock at the date the bonuses were paid, as determined by an independent valuation, and the cash bonus amount. On January 1, 1995, the Company issued 112,800 shares of common stock and the related cash bonus under the Arrangement. No further cash or stock bonuses have been provided for under this Arrangement. On March 20, 1995, the Company removed the forfeiture provisions associated with the Arrangement, and compensation expense of $871,000 related to this bonus was recorded by the Company, consisting of the then current fair value of the common stock and the related cash bonus under the Arrangement.

   In June 1994, the Company entered into a stock purchase agreement with a stockholder under which the Company had the option to purchase 535,800 shares held by the stockholder for $.75 per share. On May 25, 1995, the Company exercised its option and repurchased the shares of common stock from the stockholder for $400,000.

   On May 23, 1995, the Company completed its initial public offering of common stock in which the Company sold 1,200,000 shares and a stockholder sold 100,000 shares. The Company received net proceeds of approximately $6.2 million from the offering. On June 30, 1995, the Company's underwriter exercised its over-allotment option for the purchase of 140,000 shares of common stock from certain of the Company's stockholders. The Company did not receive any portion of the proceeds from the sales of shares by any of the selling stockholders.

   In conjunction with this offering, a warrant was granted to the underwriter for the purchase of up to 130,000 shares of common stock at an exercise price of $7.80 per share. The warrant expires May 23, 2000.


NOTE 6. STOCK OPTION PLANS

     The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under the Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123") requires use of option valuation models that were not developed for use in valuing employee stock options.

   In July 1993, the Company adopted an incentive stock option plan and granted options to key employees to purchase shares of the Company's common stock. Options to purchase 4,963 shares of the Company's common stock at $.44 per share were outstanding at December 31, 1996, of which all were exercisable.

   The Company's 1995 Stock Option Plan (the "Plan") provides for the grant of stock options to employees, directors, affiliates, and consultants. As of December 31, 1996, the Company has authorized 500,000 options to be granted under the Plan. The Company granted options to purchase 30,000 and 243,000 shares in 1996 and 1995, respectively, to employees under the Plan which vest over a four year period. As of December 31, 1996, 297,500 shares were outstanding, of which 79,000 were exercisable at $6.06 per share.

   In 1995, the Company granted options to purchase 57,000 shares at $5.15 per share to other employees under the Plan which vest over a 31 month period. The options expire ten years from the date of grant, unless otherwise provided in the option agreements. As of December 31, 1996, 57,000 shares were outstanding, of which 19,000 were exercisable. For the years ended December 31, 1996 and 1995, the Company recorded $91,000 and $15,000, respectively, in compensation expense related to employee stock options granted at less than fair market value on the date of grant.

   In 1995, the Company granted options to purchase 60,000 shares at $3 per share to a certain employee outside of the Plan. As of December 31, 1996, all 60,000 shares were outstanding, of which 20,000 were exercisable. In 1996, the Company also granted to a consultant outside of the Plan options to purchase 35,000 shares at $4 per share, which were entirely outstanding and exercisable as of December 31, 1996. The Company recorded $70,000 of expense related to the estimated fair market value of the options on the date of grant.

   Pro forma information regarding net income and earnings per share is required by SFAS 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1996 and 1995, respectively: risk-free interest rates of 6%; dividend yields of 0%, volatility factors of the expected market price of the Company's common stock of
 .48 and .66; and a weighted-average life of the options of 6.75 years.

   The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's pro forma information follows (in thousands, except for earnings per share information):

                                                        1996        1995
                                                        ----        ----

         Pro forma net income (loss)                   $ 849     $(1,182)
         Pro forma earnings (loss) per share           $ .19     $  (.29)

   The following table summarizes stock option activity for the three years ended December 31, 1996:

                                                                                    Weighted
                                                 Number of           Exercise        average
                                                   shares         price per share  price per share
                                                 -------------------------------------------------
Outstanding at December 31, 1993 and 1994          67,853         $0.44                 $0.44

Granted .................................         360,000         $ 3.00 - $6.06        $5.41
Exercised ...............................         (50,890)             $0.44            $0.44
                                                 -------------------------------------------------
Outstanding at December 31, 1995 ........         376,963         $0.44  - $6.06        $5.18

Granted .................................          65,000         $ 4.00 - $ 5.12       $4.50
Forfeited ...............................         (32,500)        $ 4.87 - $ 6.06       $5.88
Exercised ...............................         (12,000)             $0.44            $0.44
                                                 -------------------------------------------------
Outstanding at December 31, 1996 ........         397,463         $0.44  - $ 6.06        $5.15
                                                 =================================================

The weighted average remaining contractual life of the options outstanding as of December 31, 1996 was 8.1 years.

NOTE 7. INCOME TAXES

Components of the Company's provision (benefit) for income taxes are as follows (in thousands):

                                        YEARS ENDED DECEMBER 31,
                               ---------------------------------------
                                 1996            1995            1994
                               -------         -------         -------
         Current:
           Federal ......      $   138         $   131         $   523
           Foreign ......          561             398             322
           State ........           17              --              82
                               -------         -------         -------
         Total current             716             529             927
         Deferred:
           Federal ......          (66)         (1,253)             67
           Foreign ......           --              --              --
           State ........         (102)           (124)            (22)
                               -------         -------         -------
         Total deferred           (168)         (1,377)             45
                               -------         -------         -------
                               $   548         $  (848)        $   972
                               =======         =======         =======

The following is a reconciliation of the actual tax provision (benefit) to the expected tax provision (benefit) computed by applying the statutory federal income tax rate to income before income taxes (in thousands):

                                                         YEARS ENDED DECEMBER 31,
                                                       -----------------------------
                                                       1996        1995         1994
                                                       ----        ----         ----
         Income tax provision (benefit) at
           statutory rate .....................        $632       $(675)        $973
         State income tax provision (benefit),
           net of federal tax benefit .........          55         (81)          74
         Effect of foreign rates ..............          16         (38)          32
         Utilization of research tax credits
           and net operating loss carryforwards        (228)         --         (102)
         Permanent differences and other ......          73         (54)          61
         Change in deferred tax asset
           valuation allowance ................          --          --          (66)
                                                       ----       -----         ----
         Total provision (benefit) for
           income taxes .......................        $548       $(848)        $972
                                                       ====       =====         ====

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred income taxes are as follows (in thousands):

                                                                    DECEMBER 31,
                                                      ---------------------------------------
                                                        1996            1995            1994
                                                      -------         -------         -------
         Deferred tax assets:
           Purchased research and development .....   $ 1,183         $ 1,267         $    --
           Research tax credits ...................       211             158              75
           Net operating loss carryforwards .......       --              112              29
           Accrued liabilities and other ..........       439             128              95
                                                      -------         -------         -------
         Total deferred tax assets ................     1,833           1,665             199
         Deferred tax liabilities:
           Depreciation ...........................       (49)            (94)            (44)
           Other ..................................      (110)            (65)            (26)
                                                      -------         -------         -------
         Total deferred tax liabilities ...........      (159)           (159)            (70)
                                                      -------         -------         -------
         Net deferred tax assets ..................   $ 1,674         $ 1,506         $   129
                                                      =======         =======         =======

   The earnings of the foreign subsidiary are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal income taxes has been provided. As of December 31, 1996, the Company has federal and state research and development credit carryforwards of approximately $274,000 and $80,000, respectively. The federal and state research credit carryforwards will begin expiring in 2002 unless previously utilized.


NOTE 8. BENEFIT PLANS

   Interactive maintains profit sharing and deferred savings plans for its employees, which allow participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. Under both plans, the Company's contributions are discretionary, and employees vest immediately in their contributions. The UK Subsidiary also maintains a defined contribution pension plan for its employees. Expenses for the plans aggregated approximately $571,000, $314,000, and $220,000 for the years ended December 31, 1996, 1995 and
1994, respectively.

   The Company's Employee Stock Purchase Plan permits company employees to purchase stock at a price equal to 85% of the lower of the fair market value of the stock at the beginning or end of a six-month plan period. As of December 31, 1996, 92,623 shares have been sold under this plan with a maximum of 100,000 shares available for sale.

NOTE 9. COMMITMENTS AND CONTINGENCIES

Commitments

   The Company is obligated under various noncancellable operating leases for equipment, vehicles and office space through 2002. The Company's headquarters facilities lease in the United Kingdom contains a clause under which the Company may cancel the lease in 1997 with a maximum penalty of six month's rental payments. Accordingly, minimum lease commitments reflect only the noncancellable portion of the total portion of the total payments due under this lease. Certain of the leases provide that the Company pay all or a portion of taxes, maintenance, insurance and other operating expenses, and certain of the rents are subject to adjustment for changes as determined by certain consumer price indices and exchange rates. The Company has also entered into various capital leases for property and equipment. Capitalized costs related to these leases of $539,000 and $557,000 are included in property and equipment at December 31, 1996 and 1995, respectively. Accumulated amortization of these leased assets was $324,000 and $160,000 at

 December 31, 1996 and 1995, respectively. Aggregate rent expense was approximately $2,117,000, $1,732,000, and $1,705,000 in 1996,
1995 and 1994, respectively.

   Minimum lease commitments for noncancellable operating and capital leases as of December 31, 1996 are as follows:

     Years ending                       Operating        Capital
     December 31,                         Leases         Leases
                                         -------         -------
         1997 ...................        $ 1,833         $   204
         1998 ...................            941             128
         1999 ...................            548              57
         2000 ...................            334              --
         2001 ...................            328              --
         Thereafter .............            107              --
                                         -------         -------
                                         $ 4,091             389
                                         =======

         Less amount representing interest .....             (47)
                                                         -------
         Present value of future
          minimum capital lease payments .......             342
         Less current portion ..................            (172)
                                                         -------
         Long-term portion .....................        $    170
                                                         =======

Contingencies

   The Company is subject to legal proceedings and claims that arise in the normal course of business. While the outcome of the proceedings and claims cannot be predicted with certainty, management does not believe that the outcome of any of these matters will have a material adverse effect on the Company's consolidated financial position or results of operations.


NOTE 10. GEOGRAPHIC DATA

   The Company's operations consist of one business segment: the development, marketing, implementation and support of integrated business information systems for the discrete manufacturing industry. The Company has operations in North America and Europe. The operations and identifiable assets of the Company by geographic area are as follows (in thousands):

                                                    YEARS ENDED DECEMBER 31,
                                             -------------------------------------
                                               1996           1995           1994
                                             -------        -------        -------
Revenues from unaffiliated customers:
         North America ..............        $38,177        $20,404        $17,969
         Europe .....................         18,014         12,589         10,656
                                             -------        -------        -------
                                             $56,191        $32,993        $28,625
                                             =======        =======        =======
Income before income taxes:
         North America ..............        $   238        $(3,159)        $1,933
         Europe .....................          1,571          1,173            848
                                             -------        -------        -------
                                             $ 1,809        $(1,986)        $2,781
                                             =======        =======        =======
Identifiable assets:
         North America ..............        $20,906        $18,126        $ 6,560
         Europe .....................          8,070          6,637          5,075
                                             -------        -------        -------
                                             $28,976        $24,763        $11,635
                                             =======        =======        =======

NOTE 11. QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

                       In thousands, except per share data

                                                       YEAR ENDED DECEMBER 31, 1996
-----------------------------------------------------------------------------------------------------------
                                    First          Second           Third           Fourth           Total
-----------------------------------------------------------------------------------------------------------
Revenues .................        $ 13,831        $ 13,761        $ 12,869         $ 15,730        $ 56,191
Gross margin .............           6,795           6,862           6,084            8,120          27,861
Net income (loss) ........             442             453            (325)             691           1,261
Net income (loss)per share        $    .10        $    .10        $   (.07)        $    .15        $    .28

                                                       YEAR ENDED DECEMBER 31, 1995
-----------------------------------------------------------------------------------------------------------
                                    First          Second           Third           Fourth           Total
-----------------------------------------------------------------------------------------------------------
Revenues .................        $  7,529        $  7,794        $  7,410         $ 10,260        $ 32,993
Gross margin .............           3,862           4,076           3,992            5,832          17,762
Net income (loss).........            (342)(b)         372             204           (1,372)(C)      (1,138)
Net income (loss)per share(a)     $   (.09)       $    .09        $    .05         $   (.31)       $   (.28)

(a) The sum of quarterly net income per share does not equal the annual amount due to changes in the average common and common share equivalents outstanding.

(b) Includes a non-recurring, after-tax compensation expense of $560,000 associated with the final stock grant and cash bonus pursuant to a compensation arrangement with an officer of the Company.

(c) Includes one-time charges in the aggregate, after-tax amount of $2,091,000 in connection with the JIT acquisition.

                                  EXHIBIT INDEX

  EXHIBIT NO.                DESCRIPTION OF DOCUMENT
-------------      -------------------------------------------------------------
      3.1          Registrant's Certificate of Incorporation.(1)

      3.2          Registrant's Bylaws.(1)

      4.1          Reference is made to Exhibits 3.1 and 3.2.

      4.2          Specimen stock certificate.(1)

     10.1 Form of Indemnity Agreement entered into between the Registrant and its directors and officers.(1)

     10.2          Registrant's 1995 Stock Option Plan (the "Option
                   Plan"), as amended.

     10.3          Form of Incentive Stock Option under the Option
                   Plan. (1)

     10.4 Form of Representative's Warrant Agreement issued by Registrant to Cruttenden Roth
                   Incorporated. (1)

     10.5 Stock Purchase Agreement between Harvey N. Short and Registrant dated June 1, 1994. (1)

     10.6          Pickedi License Agreement between Apex Systems
                   Limited and Registrant dated March 4, 1992 (with certain confidential portions deleted). (1)

     10.7          Dealer Agreement between Expert Application
                   Systems Limited and Registrant dated January 1, 1995 (with certain confidential portions deleted). (1)

     10.8          Purchase Agreement between Hewlett-Packard
                   Company and Registrant dated February 1, 1995
                   (with certain confidential portions deleted). (1)

     10.9          Letter Agreement between Smart Software, Inc.
                   and Registrant dated October 20, 1993 (with certain confidential portions deleted). (1)

    10.10          SB+ Value Improvement Program/Dealer License
                   Agreement between Millsoft, Inc. and Registrant dated October 17, 1990 (with certain confidential portions deleted). (1)

    10.11          SB+ Value Improvement Program/Dealer License
                   Agreement between Registrant (formerly Intrepid Software, Inc.) and Millsoft, Inc. dated
                   February 1, 1991 (with certain confidential portions deleted). (1)

    10.12 Value Added Reseller Agreement between UniData, Inc. and Registrant dated January 15, 1992 (with certain confidential portions deleted). (1)

    10.13          Distributor Agreement between Registrant
                   (formerly Intrepid Software, Inc.) and VMARK
                   Software, Inc. dated January 1, 1993

  EXHIBIT NO.                DESCRIPTION OF DOCUMENT
-------------      -------------------------------------------------------------

                   (with certain confidential portions deleted). (1)

    10.14          License Agreement between Registrant and
                   Enterprise Power International, Inc. dated
                   February 1, 1995 (with certain confidential portions deleted). (1)

    10.15          Letter Agreement between Registrant (formerly
                   Intrepid Software, Inc.) and System Builder dated June 8, 1994 (with certain confidential portions deleted). (1)

    10.16 EDI*Port Distribution Agreement between Userbase Systems, Inc. and Registrant (formerly Intrepid Software, Inc.) dated October 23, 1991 (with certain confidential portions deleted). (1)

    10.17 Line of Credit Agreement between Registrant and Sanwa Bank California dated June 29, 1994. (1)

    10.18 Equipment Purchase Line of Credit Agreement between Registrant and Sanwa Bank California dated June 29, 1994. (1)

    10.19 Letter Agreement regarding overdraft facility entered between the Royal Bank of Scotland plc and Interactive (U.K.) Limited dated June 27, 1994, including related security interest documents. (1)

    10.20 Line of Credit Agreement dated September 7, 1994 between Eastern Bank and Registrant (formerly Intrepid Software, Inc.), including related Security Agreement, Note and Term Note. (1)

    10.21          Office Building Lease between Sunland
                   Diversified and Registrant dated October 1,
                   1994.  (1)

    10.22          Lease between Registrant and The Standard Life
                   Assurance Company dated July 13, 1990. (1)

    10.23 Lease dated September 23, 1991 between Registrant (formerly Intrepid Software, Inc.) and James S. Hekimian and William G. Finard as Trustees of Burlington Woods Office Trust No. 11 under a Declaration of Trust dated September 10, 1980. (1)

    10.24          Plan and Agreement of Merger between
                   Interactive, Inc., Intrepid Software, Inc. and
                   Randolph S. Naylor dated March 17, 1995. (1)

    10.25          Registrant's Employee Stock Purchase Plan. (2)

    10.26          Office building sublease between Fourth Shift
                   Corporation and Registrant dated December 31,
                   1995. (3)

   10.27* License, Reseller and Maintenance Agreement between Registrant and Diamonds Workflow
                   Management Ltd. effective as of January 2, 1997 (with certain confidential portions deleted).

  EXHIBIT NO.                DESCRIPTION OF DOCUMENT
-------------      -------------------------------------------------------------

    10.28          Amendment to Line of Credit Agreement between
                   Registrant and Sanwa Bank California dated April
                   24, 1996.

    10.29          Amendment to Line of Credit Agreement between
                   Registrant and Sanwa Bank California dated January
                   15, 1997.

    10.30 Term Loan Agreement between Registrant and Sanwa Bank California dated January 15, 1997.

    10.31 Line of Credit Agreement between Registrant and Sanwa Bank California dated January 15, 1997.

    10.32 Standard Office Lease between Appletree Ltd. and Registrant dated September 6, 1996.

    10.33* Distribution Agreement between Registrant and evosoft Softwarevertrieb GmbH dated September 6, 1996 (with certain confidential portions deleted).

    11.1           Statement of Computation of Net Income Per Share.

    21.1           Subsidiaries of Registrant. (1)

    23.1           Consent of Ernst & Young LLP, Independent Auditors.

    23.2           Consent of Romito, Tomasetti & Assoc., P.C.,
                   Independent Auditors.

    24.1           Power of Attorney.  Reference is made to page 30.

    27             Financial Data Schedule

------------------

 * The Registrant is applying for confidential treatment of portions of this exhibit.

(1) Filed as an exhibit to Registrant's Registration Statement on Form S-1 (No. 33-90816) and incorporated herein by reference.

(2) Filed as an exhibit to Registrant's Registration Statement on Form S-8 (No. 333-290) and incorporated herein by reference.

(3) Incorporated by reference to the Company's Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, filed on March 28, 1996.

               [ROMITO, TOMASETTI & ASSOCIATES, P.C. LETTERHEAD]


                          Independent Auditor's Report

To the Board of Directors
Intrepid Software, Inc. and Affiliates:

We have audited the combined balance sheet of Intrepid Software, Inc. and Affiliates as of December 31, 1994, and the related combined statements of earnings, stockholder's equity and cash flows for each of the years in the two year period ended December 31, 1994 (not included herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of Intrepid Software, Inc. and Affiliates as of December 31, 1994, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 1994, in conformity with generally accepted accounting principles.

                                      /s/  Romito, Tomasetti & Associates, P.C.