Form 10-K/A
period 1996-12-31
INTERACTIVE GROUP INC
filed 1997-05-14
CIK 943354

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -----------------

                                  FORM 10-K/A
                                Amendment No. 1



Amendment to Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended: DECEMBER 31, 1996


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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in any amendment to this Form 10-K/A. [ ]


   The aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the registrant as of March 19, 1997 was $15,146,949, based on the closing price on that date on the Nasdaq Stock Market.*

   The number of shares outstanding of the Registrant's Common Stock, $.001 par value, as of March 19, 1997 was 4,485,712.

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

The undersigned hereby amends Item 14 of Part IV of its Annual Report on Form 10-K for the fiscal year ended December 31,1996 to read as follows:


ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)   Index to Consolidated Financial Statements


    The consolidated financial statements required by this item were submitted in a separate section beginning on page 31 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, previously filed with the Securities and Exchange Commission.




(a)(2)   Index to Financial Statement Schedules

    All schedules are omitted because they are not required, are not applicable, or the information is included in the consolidated financial statements or notes thereto.

(a)(3)   Index to Exhibits


         See Index to Exhibits beginning on page 4.



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

                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Diego, County of San Diego, State of California, on the 12th day of May, 1997.


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



     SIGNATURE                                  TITLE                                      DATE
-----------------------         ------------------------------------------------     --------------
                                Chairman of the Board and Chief Executive             May 12, 1997
/s/ Robert C. Vernon            Officer (Principal Executive Officer)
-----------------------
    Robert C. Vernon


/s/ Mark Hellinger              President, Chief Operating Officer and Director       May 12, 1997
-----------------------         (Acting Principal Financial and Accounting
    Mark Hellinger              Officer)


/s/ Randolph S. Naylor*         Senior Vice President and Director                    May 12, 1997
-----------------------
    Randolph S. Naylor


/s/ Lyndol L. Cook*             Director                                              May 12, 1997
-----------------------
    Lyndol L. Cook


 /s/ Michael H. Gay*            Director                                              May 12, 1997
-----------------------
     Michael H. Gay

*By: /s/ Robert C. Vernon
     ------------------------
         Robert C. Vernon
         Attorney-in-fact

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

    27             Financial Data Schedule

------------------

 * Certain portions of this exhibit have been omitted based upon a request by the Registrant for confidential treatment. The omitted portions have been separately filed with the Commission pursuant to such request for confidential treatment.


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