Form 10-Q
period 1997-03-31
INTERACTIVE GROUP INC
filed 1997-05-15
CIK 943354

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                           ---------------------------

                                    FORM 10-Q

(Mark one)

[x] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1997

OR

[ ]      Transition Report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the transition period from          to
                                                             --------
                 .
         --------

                         Commission File Number: 0-26026



                             INTERACTIVE GROUP, INC.
             (Exact name of registrant as specified in its charter)

         DELAWARE                                                      95-2925769
     (State or other jurisdiction of                                  (IRS Employer
       incorporation or organization)                              Identification Number)

    5095 MURPHY CANYON ROAD, SAN DIEGO, CA                                 92123
    --------------------------------------                                 -----
   (Address of principal executive offices)                              (Zip Code)

       Registrant's telephone number, including area code: (619) 560-8525


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. (1) Yes  X   No ___   (2) Yes  X   No ___

The number of shares outstanding of the Registrant's Common Stock, $.001 par value, as of May 14, 1997 was 4,485,712.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             INTERACTIVE GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                             MARCH 31,   December 31,
                                                                               1997          1996
                                                                             ---------   ------------
                                                                            (Unaudited)
ASSETS

Current assets:
  Cash and cash equivalents                                                  $ 2,061       $ 3,682
  Accounts receivable, net                                                    16,002        16,064
  Deferred income taxes                                                          540           540
  Prepaid expenses and other current assets                                    1,914         1,561
                                                                             -------       -------
     Total current assets                                                     20,517        21,847
Property and equipment, net                                                    2,954         3,063
Intangible assets, net                                                         2,322         2,353
Deferred income taxes                                                          1,152         1,134
Deposits and other assets                                                        757           579
                                                                             -------       -------
     TOTAL ASSETS                                                            $27,703       $28,976
                                                                             =======       =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                           $ 5,637       $ 6,770
  Accrued salaries and commissions                                             2,190         2,086
  Value added taxes payable                                                      289           682
  Other accrued expenses                                                       2,240         2,766
  Current portion of obligations under capital leases                            132           172
  Short-term borrowings and current portion of long-term obligations           2,131         2,013
  Customer deposits                                                              717           448
  Deferred revenue                                                             2,111         1,888
                                                                             -------       -------
     Total current liabilities                                                15,445        16,825
Obligations under capital leases, less current portion                           227           170
Long-term obligations, less current portion                                    1,873         1,694

Stockholders' equity:
  Preferred stock, $.001 par value:
     Authorized shares - 5,000,000
     None issued and outstanding                                                  --            --
  Common stock, $.001 par value:
     Authorized shares - 30,000,000
     Issued and outstanding shares - 4,485,712                                     4             4
  Additional capital                                                           7,035         7,019
  Retained earnings                                                            3,057         3,127
  Cumulative foreign currency translation adjustments                             62           137
                                                                             -------       -------
     Total stockholders' equity                                               10,158        10,287
                                                                             -------       -------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $27,703       $28,976
                                                                             =======       =======


     See accompanying notes to condensed consolidated financial statements.

                             INTERACTIVE GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                    THREE MONTHS ENDED MARCH 31,
                                                    ----------------------------
                                                       1997              1996
                                                     --------          --------

REVENUES                                             $ 13,190          $ 13,831
COST OF REVENUES                                        6,445             7,036
                                                     --------          --------
    Gross margin                                        6,745             6,795

OPERATING EXPENSES:
    Research and development                              821               936
    Selling, general and administrative                 5,967             5,076
                                                     --------          --------
         Total                                          6,788             6,012

INCOME (LOSS) FROM OPERATIONS                             (43)              783
Other expense, net                                        (64)              (33)
                                                     --------          --------
INCOME (LOSS) BEFORE INCOME TAXES                        (107)              750

Provision (benefit) for income taxes                      (37)              308
                                                     --------          --------
NET INCOME (LOSS)                                    $    (70)         $    442
                                                     ========          ========

EARNINGS (LOSS) PER SHARE                            $  (0.02)         $   0.10
                                                     ========          ========

WEIGHTED AVERAGE SHARES OUTSTANDING                     4,486             4,434
                                                     ========          ========


     See accompanying notes to condensed consolidated financial statements.

                             INTERACTIVE GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                   THREE MONTHS ENDED MARCH 31,
                                                                                   ----------------------------
                                                                                       1997           1996
                                                                                     -------        -------
OPERATING ACTIVITIES:
     Net income (loss)                                                               $   (70)       $   442
     Adjustments to reconcile net income (loss) to cash
           (used in) provided by operating activities:
            Depreciation and amortization                                                426            304
            Compensation related to the granting of options
               and stock bonus                                                            23             22
            Deferred income taxes                                                        (18)            --
            Changes in operating assets and liabilities                               (1,925)          (514)
                                                                                     -------        -------
                     Net cash (used in) provided by operating activities              (1,564)           254

INVESTING ACTIVITIES:
     Purchase of property and equipment                                                 (163)          (403)
     Acquisition of business                                                              --            (68)
                                                                                     -------        -------
                     Net cash used in investing activities                              (163)          (471)

FINANCING ACTIVITIES:
     Proceeds from long-term borrowings                                                  475             --
     Principal payments on long-term obligations                                        (252)            --
     Principal payments on capital leases                                                (60)          (113)
     Net short-term borrowings                                                            --            118
     Other                                                                                (7)            --
                                                                                     -------        -------
                     Net cash provided by financing activities                           156              5

EFFECT OF EXCHANGE RATE                                                                  (50)           (35)
                                                                                     -------        -------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                             (1,621)          (247)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       3,682          4,467
                                                                                     -------        -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                           $ 2,061        $ 4,220
                                                                                     =======        =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period:
     Interest                                                                        $    82        $    67
                                                                                     =======        =======
     Income taxes                                                                    $     6        $    30
                                                                                     =======        =======
Non-cash transactions:
     Long-term obligation associated with business acquisition                       $    74        $    94
                                                                                     =======        =======
     Property and equipment acquired under capital lease obligation                  $    85        $    --
                                                                                     =======        =======


     See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.       Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Interactive Group, Inc. (hereinafter referred to as the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the financial position and operating results for the interim periods presented have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1996 included in the Company's Annual Report on Form 10-K. All intercompany accounts and transactions have been eliminated in consolidation.

2.       Cash equivalents

Cash equivalents consist of highly liquid investments with original maturities of 90 days or less.


3.       Earnings (Loss) per share

Earnings (Loss) per common share is computed using the weighted average number of shares of common stock and the dilutive effect, if any, of common stock equivalents outstanding during all periods presented.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128"), effective for fiscal years ending after December 15, 1997. SFAS 128 specifies the computation, presentation, and disclosure requirements for basic earnings per share and diluted earnings per share. The Company's calculation of earnings per share under the new standard would be as follows:

                                          Three Months Ended March 31,
                                            1997              1996
                                            ----              ----
Basic earnings (loss) per share            $ (.02)           $ .10
Diluted earnings (loss) per share          $ (.02)           $ .10

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q for the three months ended March 31, 1997 contains forward-looking statements that involve risks and uncertainties. The Company's actual future results could differ materially from those statements. Factors that could cause or contribute to such differences include, but are not limited to, the potential for significant fluctuations in the Company's quarterly results, management of growth, timing and amounts of future revenues and risks associated with the integration of the operations and product offerings of Just-In-Time Enterprise Systems, Inc. into the Company's operations and product offerings, as well as the other factors discussed elsewhere in this quarterly report on Form 10-Q and in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.


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

The Company plans to expand its business through expansion of its distribution network in the United States and internationally with the objective of increasing total revenues and profits. There can be no assurance, however, that the efforts and funds directed to expansion of the Company's distribution network will result in revenue and profit growth. Any future growth of the Company will also depend on, among other things, the Company's ability to gain market acceptance for its products in new geographic areas and its ability to monitor and control the additional costs and expenses associated with expansion and new product development. There can be no assurance that the Company will be able to successfully manage these aspects of its business. The success of the Company's expansion in continental Europe and other international markets will depend largely upon the success of Company's "affiliates", or business partner program. This program is, in turn, dependent upon the successful identification and recruitment of appropriate international partners, the Company's success in instilling a service-driven culture in these foreign organizations that the Company does not own or control, and the development of adequate resources within each affiliate to successfully sell and implement the Company's business information systems on a turnkey basis. No assurance can be given that the Company will be able to meet these challenges or successfully implement its international business partner program.

On December 31, 1995, the Company acquired all of the outstanding shares of Just-In-Time Enterprise Systems ("JIT"), which, prior to the acquisition, developed and marketed the Company's JIT Enterprise System application software product. Interactive and JIT differ in certain respects, and the Company anticipates that the integration of JIT will continue to divert some of its management resources and working capital for an indefinite period of time. There can be no assurance that difficulties will not arise in integrating the operations of JIT. Moreover, there can be no assurance that the Company will realize any product enhancements or increased revenues as a result of the acquisition of JIT. The success of the acquisition of JIT will depend, in large part, on the ability of the Company to retain the customers and employees of JIT, to continue to develop and release product enhancements and new product releases of the JIT product, and to successfully market and sell such new product releases. There can be no assurance that the Company will be successful in this regard. The failure to accomplish any of the goals of the acquisition, or the failure to successfully integrate the operations of JIT, could have a material adverse effect on the Company's future operating results and working capital.


RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

Revenues- Total revenues decreased 5% to $13.2 million for the three months ended March 31, 1997 compared to $13.8 million for the same period in 1996. The decrease was primarily attributable to revenues for the three months ended March 31, 1996 being higher than originally expected due to delays in shipment of systems booked in the fourth quarter of 1995. Additionally, as a result of the Company's de-emphasis on selling hardware, hardware sales decreased 49% to $1.1 million for the three months ended March 31, 1997 compared to $2.1 million for the same period in 1996. International revenues made up 28% and 29% of the Company's total revenues for the first quarter of 1997 and 1996, respectively.

Cost of Revenues- Total cost of revenues decreased 8% to $6.4 million for the three months ended March 31, 1997 compared to $7.0 million for the same period in 1996. The decrease was primarily attributable to decreases in the cost of hardware included in the Company's system sales.

Gross Margin- Gross margin decreased by 1% to $6.7 million for the three months ended March 31, 1997 from $6.8 million for the same period in 1996. As a percentage of total revenues, gross margin increased to 51% for the three months ended March 31, 1997 from 49% for the same period in 1996, mainly as a result of the Company's de-emphasis on hardware sales. Gross margins for software licenses decreased slightly to 80% for the three months ended March 31, 1997 compared to 81% for the same period in 1996. Gross margins for software support services decreased to 22% for the three months ended March 31, 1997 from 32% for the same period in 1996. The Company attributes this decrease to higher personnel costs and increases in other costs associated with providing implementation, programming, education and training services. Hardware margins increased to 32% for the three months ended March 31, 1997 compared to 25% for the same period in 1996 due to decreased cost of hardware purchased from vendors. Gross margins for maintenance contracts decreased to 55% for the three months ended March 31, 1997 from 56% for the same period in 1996.

Research and Development Expenses- Research and development expenses, which consist largely of software development costs, decreased 12% to $821,000 for the three months ended March 31, 1997 compared to $936,000 for the same period in 1996, primarily as a result of terminating JIT contractors. As a percentage of total revenues, research and development expenses decreased to 6% for the three months ended March 31, 1997 compared to 7% for the same period in 1996.

Selling, General and Administrative Expenses- Selling, general and administrative expenses increased 18% to $6.0 million for the three months ended March 31, 1997 from $5.1 million for the same period in 1996. As a percentage of total revenues, selling, general and administrative expenses increased to 45% compared to 37% for the same period in 1996. The increase in selling, general and administrative expenses is due primarily to the Company's expansion into Europe, where new offices were opened and a distributor agreement was signed in 1996. The Company anticipates that these costs will continue to increase in absolute dollars in future periods to support the Company's growth.

Provision (Benefit) for Income Taxes- The Company's effective tax rate was 35% for the three months ended March 31, 1997 compared to 41% for the same period in 1996. The lower tax rate for the three months ended March 31, 1997 resulted primarily from the mix of earnings between the Company's domestic and foreign operations, the latter of which are taxed at rates lower than the U.S. statutory rates.


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


LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1997, the Company had cash and cash equivalents totaling $2.1 million and working capital of $5.1 million, compared to cash and cash equivalents of $3.7 million and working capital of $5.0 million as of December 31, 1996. The Company has lines of credit with commercial banks under which it may borrow up to a total of $5.3 million. As of March 31, 1997, $1.7 million was outstanding under these lines. The Company currently invests its excess cash in U.S. Government securities and money market accounts.

The Company believes that its existing cash and cash equivalents together with its available lines of credit and cash flow from operations will be sufficient to meet its anticipated working capital requirements for at least the next twelve months.

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
(a)      Exhibits:
         27.1     Financial Data Schedule

(b)      Reports on Form 8-K:
         An amended report on Form 8-K was filed by the Company on February 21, 1997 (relating to the Company's Form 8-K/A dated March 12, 1996 and the Company's Form 8-K dated December 15, 1995).


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     INTERACTIVE GROUP, INC.
                                              (Registrant)


Dated:   May 14, 1997        /s/ Mark Hellinger
                             ---------------------------------------------------
                             MARK HELLINGER
                             President, Chief Operating Officer and Director
                             (Acting Principal Financial and Accounting Officer)