Form 10-Q
period 1997-06-30
INTERACTIVE GROUP INC
filed 1997-08-12
CIK 943354

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             =======================


                                    FORM 10-Q

(Mark one)

[ x ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the quarterly period ended June 30, 1997.

                                       OR

[   ] Transition Report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the transition period from ________ to ________.


                         Commission File Number: 0-26026

                                ---------------

                             INTERACTIVE GROUP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              DELAWARE                                        95-2925769
              --------                                        ----------
       (State or other jurisdiction of                      (IRS Employer
       incorporation or organization)                   Identification Number)

    5095 MURPHY CANYON ROAD, SAN DIEGO, CA                       92123
    --------------------------------------                       -----
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

(1) Yes  X   No         (2) Yes  X   No
       -----    -----          -----   -----



The number of shares outstanding of the Registrant's Common Stock, $.001 par value, as of August 12, 1997 was 4,596,995.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             INTERACTIVE GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)



                                                                               JUNE 30,        DECEMBER 31,
                                                                                 1997              1996
                                                                                -------          -------
                                                                             (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                                                   $ 3,697          $ 3,682
    Accounts receivable, net                                                     17,110           16,064
    Deferred income taxes                                                           540              540
    Prepaid expenses and other current assets                                     1,529            1,561
                                                                                -------          -------
       Total current assets                                                      22,876           21,847

Property and equipment, net                                                       3,133            3,063
Intangible assets, net                                                            2,286            2,353
Deferred income taxes                                                             1,152            1,134
Deposits and other assets                                                           768              579
                                                                                -------          -------
       Total assets                                                             $30,215          $28,976
                                                                                =======          =======

LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
    Accounts payable                                                            $ 5,361          $ 6,770
    Accrued salaries and commissions                                              2,341            2,086
    Value added taxes payable                                                       321              682
    Other accrued expenses                                                        2,528            2,766
    Current portion of obligations under capital leases                             221              172
    Short-term borrowings and current portion of long-term obligations            3,949            2,013
    Customer deposits                                                               354              448
    Deferred revenue                                                              2,071            1,888
                                                                                -------          -------
       Total current liabilities                                                 17,146           16,825

Obligations under capital leases, less current portion                              329              170
Long-term obligations, less current portion                                       1,630            1,694

Stockholders' equity:
    Preferred stock, $.001 par value:
       Authorized shares - 5,000,000
       None issued and outstanding                                                 --               --
    Common stock, $.001 par value:
       Authorized shares - 30,000,000
       Issued and outstanding shares - 4,593,745 and 4,485,712
         shares at June 30, 1997 and December 31, 1996, respectively                  5                4
    Additional capital                                                            7,506            7,019
    Retained earnings                                                             3,494            3,127
    Cumulative foreign currency translation adjustments                             105              137
                                                                                -------          -------
       Total stockholders' equity                                                11,110           10,287
                                                                                -------          -------
       Total liabilities and stockholders' equity                               $30,215          $28,976
                                                                                =======          =======


     See accompanying notes to condensed consolidated financial statements.

                             INTERACTIVE GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)



                                                       THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                            JUNE 30,                              JUNE 30,
                                                  ---------------------------           ---------------------------
                                                    1997               1996               1997                1996
                                                  --------           --------           --------           --------
Revenues                                          $ 15,252           $ 13,761           $ 28,442           $ 27,592
Cost of revenues                                     7,109              6,899             13,553             13,935
                                                  --------           --------           --------           --------
    Gross margin                                     8,143              6,862             14,889             13,657

Operating expenses:
    Research and development                           891              1,117              1,712              2,053
    Selling, general and administrative              6,437              4,951             12,404             10,027
                                                  --------           --------           --------           --------
       Total                                         7,328              6,068             14,116             12,080

Income from operations                                 815                794                773              1,577
Other income (expense), net                            (78)               (39)              (143)               (72)
                                                  --------           --------           --------           --------
Income before income taxes                             737                755                630              1,505

Provision for income taxes                             300                302                263                610
                                                  --------           --------           --------           --------

Net income                                        $    437           $    453           $    367           $    895
                                                  ========           ========           ========           ========

Net income per common and
    common share equivalents outstanding          $   0.10           $   0.10           $   0.08           $   0.20
                                                  ========           ========           ========           ========

Weighted average number of common and
    common share equivalents outstanding             4,579              4,427              4,554              4,430
                                                  ========           ========           ========           ========



     See accompanying notes to condensed consolidated financial statements.

                             INTERACTIVE GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                             SIX MONTHS ENDED JUNE 30,
                                                                               1997             1996
                                                                             -------           -------
OPERATING ACTIVITIES:
    Net income                                                               $   367           $   895
    Adjustments to reconcile net income to cash (used in)
     provided by operating activities:
       Depreciation and amortization                                             847               649
       Compensation relating to the granting of options
         and stock bonus                                                          46                43
       Changes in operating assets and liabilities                            (2,885)             (786)
                                                                             -------           -------
             Net cash (used in) provided by operating activities              (1,625)              801

INVESTING ACTIVITIES:
    Purchase of property and equipment                                          (390)             (958)
    Acquisition of business                                                     --                (264)
                                                                             -------           -------
             Net cash used in investing activities                              (390)           (1,222)

FINANCING ACTIVITIES:
    Proceeds from short-term borrowings                                        1,800              --
    Principal payments on short-term borrowings                                 --                (340)
    Principal payments on long-term obligations                                 (567)             (184)
    Proceeds from long-term borrowings                                           500               164
    Proceeds from issuance of common stock                                       442               279
    Principal payments on capital leases                                        (113)             (213)
                                                                             -------           -------
             Net cash provided by (used in) financing activities               2,062              (294)

Effect of exchange rate                                                          (32)             (177)
                                                                             -------           -------
Net increase (decrease) in cash and cash equivalents                              15              (892)
Cash and cash equivalents at beginning of period                               3,682             4,467
                                                                             -------           -------
Cash and cash equivalents at end of period                                   $ 3,697           $ 3,575
                                                                             =======           =======


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period:
    Interest                                                                 $   180           $   138
                                                                             =======           =======
    Income taxes                                                             $     8           $    43
                                                                             =======           =======
Non-cash transactions:
    Long-term obligation associated with business acquisitions               $   139           $   193
                                                                             =======           =======
    Property and equipment acquired under capital lease obligations          $   321           $     -
                                                                             =======           =======



     See accompanying notes to condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Interactive Group, Inc. (hereinafter referred to as the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the financial position and operating results for the interim periods presented have been included. Operating results for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1996 included in the Company's Annual Report on Form 10-K. All intercompany accounts and transactions have been eliminated in consolidation.

2.    CASH EQUIVALENTS

Cash equivalents consist of highly liquid investments with original maturities of 90 days or less.


3.    EARNINGS PER SHARE

Earnings per common share is computed using the weighted average number of shares of common stock and the dilutive effect, if any, of common stock equivalents outstanding during all periods presented.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128"), effective for both interim and annual periods ending after December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of SFAS 128 on the calculations of primary earnings per share and fully diluted earnings per share for the three and six months ended June 30, 1997 and 1996 is not expected to be material.

4.    SUBSEQUENT EVENTS

On July 31, 1997, the Company entered into a definitive agreement (the "Merger Agreement") with DataWorks Corporation ("DataWorks"), a supplier of software solutions for discrete and repetitive manufacturers in the mid-range market, pursuant to which the Company will become a wholly-owned subsidiary of DataWorks in a stock-for-stock merger (the "Merger") intended to qualify as a tax-free reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended, and accounted for as a pooling-of-interests for financial reporting purposes. Under the terms of the Merger Agreement, stockholders of the Company will receive 0.8054 shares of DataWorks common stock for each share of Company common stock they own at the time the Merger is consummated. In addition, options and warrants to acquire Company common stock will be converted as a result of the Merger into equivalent options and warrants for DataWorks common stock, based upon the exchange ratio. In connection with the execution of the Merger Agreement, the Company granted DataWorks an option to purchase up to 344,531 shares of Company common stock (approximately 7.5% of the number of shares currently outstanding), exercisable upon the occurrence of certain events involving a termination of the Merger Agreement. The Merger is expected to be completed this fall, subject to approval of the Merger Agreement and the Merger by the stockholders of the Company and the shareholders of DataWorks as well as the satisfaction or waiver of customary closing conditions. In connection with the execution of the Merger Agreement, certain stockholders of the Company owning approximately 39% of the outstanding shares of Company common stock (Robert C. Vernon, Mark Hellinger and Randolph S. Naylor) and certain shareholders of DataWorks owning approximately 20% of the outstanding shares of DataWorks common stock have entered into forms of Voting Agreements pursuant to which they have agreed to vote their shares in favor of approval of the Merger Agreement and the Merger. The Company has filed a Current Report on Form 8-K (date of Report: July 31, 1997) with respect to the transactions involving the Company and DataWorks, and the foregoing description of such transactions and the various agreements entered into in connection therewith is qualified in its entirety by reference to the documents filed as exhibits to such Form 8-K.

On July 25, 1997, the Company acquired substantially all of the outstanding shares of Genie Productique/Gestion de Production ("GP2"), a small provider of ERP software solutions to the manufacturing mid-market in France, in exchange for approximately $400,000 plus an additional $160,000 contingent consideration payable over three years based on a percentage of future revenues generated primarily from GP2's installed base of customers. The transaction will be accounted for as a purchase, and the results of operations of GP2 will be included with the results of the Company's operations subsequent to the date of acquisition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q for the three and six months ended June 30, 1997 contains forward-looking statements that involve risks and uncertainties. The Company's actual future results could differ materially from those statements. Factors that could cause or contribute to such differences include, but are not limited to, the potential for significant fluctuations in the Company's quarterly results, management of growth, timing and amounts of future revenues and risks associated with the integration of the operations and product offerings of Just-In-Time Enterprise Systems, Inc. and other European operations into the Company's operations and product offerings, as well as the other factors discussed elsewhere in this quarterly report on Form 10-Q and in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. In addition, the discussion below does not take into account any effects on the Company of the proposed merger transaction with DataWorks Corporation described in Note 4 to the Condensed Consolidated Financial Statements contained in this quarterly report on Form 10-Q.


OVERVIEW

The Company develops, markets, implements and supports integrated business information systems that enable discrete manufacturers to manage their enterprise-wide information requirements. The Company primarily sells and implements its business information systems directly. Since 1992, the Company has expanded its sales, implementation and customer service capabilities through the addition of offices as well as the establishment of centralized customer service centers in both the United States and United Kingdom. Substantially all of the Company's revenues are generated from the sale of its systems, which usually consist of proprietary and third-party software licenses, implementation and software support services, third-party hardware and maintenance contracts. The Company's proprietary software licenses are sold on a packaged or individual module basis, and the license fee is determined in part by the number of modules and concurrent system users. Implementation and software support services are furnished on a daily or hourly basis and billed monthly as incurred. Maintenance fees are based on a percentage of software license fees.

Revenues from software licenses are recognized upon delivery, provided that no significant obligations of the Company remain and collection of the related receivable is deemed probable. Software support services revenues are recognized in the period in which the services are performed. Revenues from third-party hardware sales are recognized upon shipment of the product. Revenues from software maintenance contracts are recognized ratably over the period of the contract. Revenues from turnkey systems, which include both hardware and software, are recognized upon delivery of the software and related hardware that is considered essential to the functionality of the system, provided that no significant obligations remain and collection of the related receivable is deemed probable.

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

Any future growth of the Company will depend on, among other things, the Company's ability to gain market acceptance for its products in new geographic areas and its ability to monitor and control the additional costs and expenses associated with expansion and new product development. There can be no assurance that the Company will be able to successfully manage these aspects of its business. The success of the Company's expansion in continental Europe and other international markets will depend largely upon the Company's ability to acquire direct interests in strategic software companies as well as the success of the Company's "affiliates", or business partner program. Acquisitions involve numerous risks, including difficulties in the assimilation of the operations and personnel of the acquired business, the integration of management information and accounting systems of the acquired business, the diversion of management's attention from other business concerns, risks of entering markets in which the Company has no direct prior experience, and the potential loss of key employees of the acquired business. The affiliate program is dependent upon the successful identification and recruitment of appropriate international partners, the Company's success in instilling a service-driven culture in these foreign organizations that the Company does not own or control, and the development of adequate resources within each affiliate to successfully sell and implement the Company's business information systems on a turnkey basis. No assurance can be given that the Company will be able to meet these challenges or successfully acquire direct interests in foreign companies or implement its international business partner program.

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


RESULTS OF OPERATIONS

Revenues- Total revenues increased 11 percent to $15.3 million from $13.8 million and increased 3 percent to $28.4 million from $27.6 million for the three and six months ended June 30, 1997, respectively, as compared to the same periods in 1996. The increase in revenues was primarily a result of higher sales volumes in all areas except for third-party hardware sales which the Company has continued to de-emphasize. Accordingly, revenues from third-party hardware sales dropped 27 percent or $481,000 and 39 percent or $1.5 million for the three and six months ended June 30, 1997, respectively, as compared to the same periods in 1996. The increase in revenues for the six months ended June 30, 1997 compared to the same period in 1996 was partially offset by a decrease in revenues for the three months ended March 31, 1997 compared to the same period in 1996 as a result of higher revenues than originally expected in the first quarter of 1996 due to delays in shipment of systems booked in the fourth quarter of 1995. Revenues from international operations remained consistent at 30 percent and 29 percent of the Company's total revenues for the three and six months ended June 30, 1997, respectively, compared to the same periods in 1996.

Cost of Revenues- Total cost of revenues increased 3 percent to $7.1 million from $6.9 million and decreased 3 percent to $13.6 million from $13.9 million for the three and six months ended June 30, 1997, respectively, compared to the same periods in 1996. The fluctuations in the cost of revenues were primarily attributable to a reduction in third-party hardware costs as discussed above. In addition, during the three and six months ended June 30, 1997, the Company experienced higher personnel costs related to its growth in software support services and maintenance contracts. As a result, the reduction in hardware costs were more than offset by the increase in personnel costs for the three months ended June 30, 1997 while the reduction in hardware costs were only partially offset by the increase in personnel costs for the six months ended June 30, 1997 as compared to the same periods in 1996.

Gross Margin- Gross margin increased by 19 percent to $8.1 million from $6.9 million and 9 percent to $14.9 million from $13.7 million for the three and six months ended June 30, 1997, respectively, compared to the same periods in 1996. As a percentage of total revenues, gross margin increased 3 basis points for the three and six months ended June 30, 1997 to 53 percent and 52 percent, respectively, compared to the same periods in 1996. The increase resulted primarily from the Company's emphasis on selling software licenses and services versus third-party hardware. Software licenses historically have produced gross margins approximately 80 percent of revenues while hardware sales historically have produced gross margins approximately 28 percent of revenues. In addition, an increase in the volume of maintenance contracts from the Company's growing customer base contributed to the higher gross margins while the Company maintained consistent gross margins of 57 percent of related revenues.

Research and Development Expenses- Research and development expenses, which consist largely of software development costs, decreased 20 percent to $0.9 million from $1.1 million and 17 percent to $1.7 million from $2.1 million for the three and six months ended June 30, 1997, respectively, compared to the same periods in 1996. The decreases were primarily a result of the termination of contractors associated with JIT's research and development expenditures during the first part of 1997.

Selling, General and Administrative Expenses- Selling, general and administrative expenses increased 30 percent to $6.4 million from $5.0 million and 24 percent to $12.4 million from $10.0 million for the three and six months ended June 30, 1997, respectively, compared to the same periods in 1996. As a percentage of total revenues, selling, general and administrative expenses increased to 42 percent and 44 percent for the three and six months ended June 30, 1997 compared to 36 percent for the same periods in 1996. The increase in selling, general and administrative expenses was primarily attributable to the Company's continued expansion into Europe, which included the business development and infrastructure costs for Interactive France, Nordic, Ireland and the Netherlands, the expenses associated with developing and supporting the Evosoft distributorship for Germany and Hungary, and the translation and localization of its software for international markets. The Company anticipates that these costs will continue to increase in absolute dollars in future periods as the Company attempts to continue its growth.

Provision for Income Taxes- The Company's estimated effective tax rate remained consistent at around 41 percent for the three and six months ended June 30, 1997 and 1996 which approximates federal and state statutory rates.


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

The Company's expense levels are based in part on its forecasts of future revenues. Accordingly, since the majority of the Company's expenses are fixed in nature, the Company would not be able to quickly curtail expenses in response to a decline in revenues, and operating results and working capital for a given quarter could be adversely affected. As a result, revenues for any quarter are subject to significant variation and the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Fluctuations in quarterly operating results may also result in volatility in the market price of the Company's common stock.

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


LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1997, the Company had cash and cash equivalents totaling $3.7 million and working capital of $5.7 million, compared to cash and cash equivalents of $3.7 million and working capital of $5.0 million as of December 31, 1996. The Company has lines of credit with commercial banks under which it may borrow up to a total of $4.8 million secured by substantially all the assets of the Company and expires July 15, 1998. As of June 30, 1997, $3.0 million was outstanding under these lines. The Company currently invests its excess cash in money market accounts.

The Company believes that its existing cash and cash equivalents together with its available lines of credit and cash flow from operations will be sufficient to meet its anticipated working capital requirements for at least the next twelve months.

                          PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of Stockholders of the Company (the "Annual Meeting") was held on June 3, 1997 in San Diego, California.

         Proposal 1 - Election of Directors

         Each of the candidates listed below were duly elected to the Board of Directors at the Annual Meeting by the tally indicated.


                 Candidate           Votes in Favor        Votes Withheld
                 ---------           --------------        --------------
              Robert C. Vernon          3,903,232              16,237
              Mark Hellinger            3,890,232              29,237
              Randolph S. Naylor        3,891,232              28,237
              Lyndol L. Cook            3,903,259              16,210


         Proposal 2 - Approval of Employee Stock Purchase Plan, as amended

             Votes in Favor     Votes Against     Votes Abstained      Non-Votes
             --------------     -------------     ---------------      ---------
                3,483,689          48,130           387,650                -


         Proposal 3 - Ratification of Selection of Independent Auditors

             Votes in Favor     Votes Against   Votes Abstained      Non-Votes
             --------------     -------------   ---------------      ---------
                3,907,855           4,200            7,414               -



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

           2.1 Agreement for Sale and Purchase of Stock between the Company and Genie Productique/Gestion de Production and Sodriv dated July 25, 1997

           10.1 Line of Credit Agreement between the Company and Sanwa Bank California dated June 30, 1997

           10.2      The Company's 1995 Stock Option Plan, as amended on June 3,
                     1997

           10.3 The Company's Employee Stock Purchase Plan, as amended on June 3, 1997

           10.4 The Company's 1997 Nonstatutory Stock Option Plan (Filed as an exhibit to the Company's registration statement on form S-8 (No. 333-30259) and incorporated herein by reference.)

           11.1      Statement of Computation of Earnings Per Share

           27.1      Financial Data Schedule

(b)      Reports on Form 8-K:

         None

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        INTERACTIVE GROUP, INC.
                                        -----------------------
                                            (Registrant)


Dated:   August 12, 1997                /s/ MARK HELLINGER
                                        ----------------------------------
                                        MARK HELLINGER
                                        President, Chief Operating Officer
                                        and Director (Acting Principal
                                        Financial and Accounting Officer)